Form 10-K
period 2014-12-31
JP Energy Partners LP
filed 2015-03-11
CIK 1523404

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-36647

JP ENERGY PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	27-2504700
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

600 East Las Colinas Blvd

Suite 2000

Irving, Texas 75039

(Address of principal executive offices, including zip code)

(972) 444-0300

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2014 the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s equity was not listed on any domestic exchange or over-the-counter market. The registrant’s common units began trading on the New York Stock Exchange on October 2, 2014.

As of March 2, 2015, the Registrant had 18,200,121 common units and 18,158,903 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

i

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K (this “report” or this “Form 10-K”) to “JP Energy Partners,” “the Partnership,” “we,” “our,” “us,” or like terms refer to JP Energy Partners LP and its subsidiaries, and references to “our general partner” refer to JP Energy GP II LLC, our general partner.  References to “our sponsor” or “Lonestar” refer to Lonestar Midstream Holdings, LLC, which, together with JP Energy GP LLC, CB Capital Holdings II, LLC and the Greg Alan Arnold Separate Property Trust, entities owned by certain members of our management, owns and controls our general partner. References to “ArcLight Capital” refer to ArcLight Capital Partners, LLC and references to “ArcLight Fund V” refer to ArcLight Energy Partners Fund V, L.P. References to “ArcLight” refer collectively to ArcLight Capital and ArcLight Fund V. ArcLight Capital manages ArcLight Fund V, which controls our general partner through its ownership and control of Lonestar.

Cautionary Note Regarding Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

·                                          the price of, and the demand for, crude oil, refined products and natural gas liquids (“NGLs”) in the markets we serve;

·                                          the volumes of crude oil that we gather, transport and store, the throughput volumes at our refined products terminals and our NGL sales volumes;

·                                          the fees we receive for the crude oil, refined products and NGL volumes we handle;

·                                          pressures from our competitors, some of which may have significantly greater resources than us;

·                                          the cost of propane that we buy for resale, including due to disruptions in its supply, and whether we are able to pass along cost increases to our customers;

·                                          competitive pressures from other energy sources such as natural gas, which could reduce existing demand for propane;

·                                          the risk of contract cancellation, non-renewal or failure to perform by our customers, and our inability to replace such contracts and/or customers;

·                                          leaks or releases of hydrocarbons into the environment that result in significant costs and liabilities;

·                                          the level of our operating, maintenance and general and administrative expenses;

·                                          regulatory action affecting our existing contracts, our operating costs or our operating flexibility;

·                                          failure to secure or maintain contracts with our largest customers, or non-performance of any of those customers under the applicable contract;

·                                          competitive conditions in our industry;

·                                          changes in the long-term supply of and demand for oil and natural gas;

·                                          volatility of fuel prices;

·                                          actions taken by our customers, competitors and third-party operators;

·                                          our ability to complete growth projects on time and on budget;

·                                          inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

·                                          environmental hazards;

·                                          industrial accidents;

·                                          changes in laws and regulations (or the interpretation thereof) related to the transportation, storage or terminaling of crude oil and refined products or the distribution and sales of NGLs;

·                                          fires, explosions or other accidents;

·                                          the effects of future litigation; and

·                                          other factors discussed elsewhere in this Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

Overview

We are a growth-oriented limited partnership formed in May 2010 by members of management and further capitalized by ArcLight to own, operate, develop and acquire a diversified portfolio of midstream energy assets. Our operations currently consist of four business segments: (i) crude oil pipelines and storage, (ii) crude oil supply and logistics, (iii) refined products terminals and storage and (iv) NGL distribution and sales. Together our businesses provide midstream infrastructure solutions for the growing supply of crude oil, refined products and NGLs in the United States. Since our formation, our primary business strategy has been to focus on:

·                  owning, operating and developing midstream assets serving two of the most prolific shale plays in the United States, as well as serving key crude oil, refined product and NGL distribution hubs;

·                  providing midstream infrastructure solutions to users of liquid petroleum products in order to capitalize on changing product flows between producing and consuming markets resulting from the significant growth in hydrocarbon production across the United States; and

·                  operating one of the largest portable propane cylinder exchange businesses in the United States and capitalizing on the increase in demand and extended applications for portable propane cylinders.

We are focused on growing our business through organic development, acquiring and constructing additional midstream infrastructure assets and increasing the utilization of our existing assets to gather, transport, store and distribute crude oil, refined products and NGLs. Our crude oil businesses are situated in high growth areas, including the Permian Basin, Mid-Continent and Eagle Ford shale, and provide us with a footprint to increase our volumes as these areas experience further drilling and production growth. In addition, we believe we have a competitive advantage with regard to the sourcing of opportunities to build, own and operate additional crude oil pipelines due to the insights in the market that we obtain while providing services to customers in our crude oil supply and logistics segment. We believe that our NGL distribution and sales segment will continue to grow due to our recent expansion into new geographic markets, an increased market presence in our existing areas of operation and the increase in industrial and commercial applications for NGLs such as in oilfield and agricultural services.

For additional information relating to our disclosure of revenues, profits and total assets by operating segment, please read “Note 16—Reportable Segments” included in our audited consolidated financial statements incorporated by reference into this Form 10-K.

Our Acquisition History

Since our formation and the formation of our affiliate, JP Energy Development LP (“JP Development”), in July 2012, our management team has successfully established a strategic midstream platform through us and JP Development by way of 25 third-party acquisitions and numerous organic capital projects. These include the acquisitions of:

·      the Silver Dollar Pipeline System in October 2013;

·                  our NGL transportation business in October 2013, consisting of approximately 43 hard shell tank trucks;

·                  our North Little Rock, Arkansas and Caddo Mills, Texas refined products terminals in November 2012;

·                  our crude oil storage facility in Cushing, Oklahoma in August 2012;

·                  our initial crude oil gathering and transportation operations, consisting of approximately 69 crude oil gathering and transportation trucks and our proprietary CAST software, in July 2012;

·                  our cylinder exchange business in June 2012; and

·                  17 separate wholesale and retail propane businesses from July 2010 through July 2013.

How We Conduct Our Business

We conduct our business through fee-based and margin-based arrangements.

Fee-based.  We charge our customers a capacity, throughput or volume-based fee that is not contingent on commodity price changes. Our fee-based services include the operations in our crude oil pipelines and storage segment, our refined products terminals and storage segment, and the NGL transportation services we provide within our NGL distribution and sales segment. In our crude oil pipelines business, we purchase crude oil at an index price less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price. We consider this a fee-based business because we lock in the economic equivalent of a transportation fee. Our fee-based businesses are governed by tariffs or other negotiated fee agreements between us and our customers with terms ranging from one month to nine years.

Margin-based.  We purchase and sell crude oil in our crude oil supply and logistics segment, and NGLs and refined products in our NGL distribution and sales segment. A substantial portion of our margin related to the purchase and sale of crude oil in our crude oil supply and logistics segment is derived from “fee equivalent” transactions in which we concurrently purchase and sell crude oil at prices that are based on an index, thereby generating revenue consisting of a margin plus our purchase, transportation, handling and storage costs. In our NGL distribution and sales segment, sales prices to our customers generally provide for a margin plus the cost of our products to our customers. We also perform blending services in our crude oil supply and logistics segment and our refined products terminals and storage segment, which allows us to generate additional margin based on the difference between our cost to purchase and blend the products and the market sales price of the finished blended product. We manage commodity price exposure through the structure of our sales and supply contracts and through a managed hedging program. Our risk management policy permits the use of financial instruments to reduce the exposure to changes in commodity prices that occur in the normal course of business but prohibits the use of financial instruments for trading or to speculate on future changes in commodity prices.

Our Relationship With JP Development and ArcLight

Our affiliate, JP Development, is a growth-oriented limited partnership that was formed in July 2012 by members of our management team and ArcLight for the express purpose of supporting our growth. JP Development intends to acquire growth-oriented midstream assets and to develop organic capital projects and then offer those assets for sale to us after they have been sufficiently developed such that their financial profile is suitable for us.

Since its formation, our management team and ArcLight have successfully grown JP Development through the acquisition of midstream assets and the execution of growth projects strategically located in our current areas of operation as well as new areas for expansion. In February 2014, we acquired from JP Development an intrastate crude oil pipeline system as well as a portfolio of crude oil logistics and NGL transportation and distribution assets for aggregate consideration valued at approximately $319.1 million. We refer to this transaction as the JP Development Dropdown. Please read “—JP Development Dropdown.”

We believe that ArcLight Fund V’s and our management’s collective ownership of (i) 95% of our general partner, which owns all of our incentive distribution rights, (ii) a 56.1% limited partner interest in us and (iii) 100% of the partnership interests in JP Development create a unique and strong incentive for ArcLight to support the successful execution of our business plan and to pursue projects and acquisitions that should enhance the overall value of our business. We believe that our relationship with JP Development and ArcLight will provide us with future growth opportunities, including the potential acquisition of the ROFO Assets (as defined below).

Right of First Offer

JP Development has granted us a right of first offer on all of its current and future assets, and ArcLight Fund V has granted us a right of first offer with respect to a 50% indirect interest in Republic Midstream, LLC (“Republic”), an ArcLight portfolio company. The right of first offer with respect to JP Development’s current and future assets is for a period of five years from the closing of our initial public offering (“IPO”) and the right of first offer with respect to Republic is for a period of eighteen months from the closing of our IPO. A description of JP Development’s current assets and Republic, which we collectively refer to as the ROFO Assets, is provided below.

·                  Great Salt Plains Pipeline.  An approximately 115-mile intrastate crude oil pipeline that runs from Cherokee, Oklahoma to Cushing, Oklahoma that was placed in service in October 2012. The Great Salt Plains Pipeline has a current capacity of approximately 27,000 barrels per day (“bpd”) and JP Development has the capability to install two pump stations that will expand its capacity to in excess of 40,000 bpd. The Great Salt Plains Pipeline serves the Mississippian Lime play and connects to (i) crude oil storage tanks owned by JP Development in Cherokee, Oklahoma with a shell capacity of approximately 170,000 barrels and (ii) leased crude oil storage tanks in Cushing, Oklahoma with a shell capacity of approximately 700,000 barrels leased by us pursuant to a long-term lease with a third party.

·                  Red River Pipeline.  An approximately 75-mile interstate crude oil pipeline serving the Fort Worth Basin that originates in Grayson County, Texas and runs to its principal terminus at the Elmore City Station in Garvin County, Oklahoma. The Red River Pipeline has a current capacity of approximately 5,000 bpd.

·                  Republic Midstream.  A 100% member interest in Republic Midstream Gathering II, LLC, which owns a 50% indirect interest in Republic. Republic has agreed to build, own and operate certain crude oil midstream assets for Penn Virginia Corp. in the Eagle Ford shale region. Republic’s initial assets will consist of a 180-mile crude oil gathering system in Gonzales and Lavaca Counties that will deliver the gathered volumes to a 144-acre central delivery terminal in Lavaca County that is capable of storing and blending crude oil volumes. Republic is also constructing a 12-inch, 30-mile takeaway pipeline from the central delivery terminal. Subject to entering into definitive documentation, we have agreed to perform certain commercial services for Republic, including working with producers to transport crude oil from the wellhead to end markets.

JP Development Dropdown

In February 2014, we acquired the following assets in the JP Development Dropdown in exchange for consideration valued at approximately $319.1 million:

·                  Silver Dollar Pipeline System.  The Silver Dollar Pipeline System is a long-term contracted crude oil pipeline system consisting of approximately 94 miles of high-pressure steel pipeline in the Spraberry, Wolfberry and Wolfcamp plays within Crockett, Reagan and Irion counties in Texas, with throughput capacity of 130,000 bpd, truck terminals and truck injection stations, multiple receipt points and 40,000 barrels of crude oil storage.

·                  Crude oil supply and logistics assets.  A portfolio of crude oil assets consisting of approximately 70 crude oil gathering and transportation trucks and approximately 30 truck injection stations that provide our customers with multiple outlets within a market.

·                  Natural gas liquids assets.  Approximately 43 hard shell tank trucks engaged in the transportation of NGLs and condensate, including Y-grade, propane, butane and other NGLs, in the Eagle Ford shale and the Permian.

Our Assets and Operations

Crude Oil Pipelines and Storage

Crude Oil Pipelines

Silver Dollar Pipeline System.  The Silver Dollar Pipeline System provides crude oil gathering services for producers targeting the Spraberry, Wolfberry and Wolfcamp plays in the Midland Basin. The system currently consists of approximately 94 miles of high-pressure steel pipeline with throughput capacity of approximately 130,000 barrels per day and two interconnections to third-party long-haul transportation pipelines. Our operations are underpinned by long-term, fee-based contracts with leading producers in the Midland Basin. One significant contract has a remaining term of approximately nine years and contains an acreage dedication related to crude oil production from approximately 110,000 acres in Crockett and Schleicher counties, Texas. Another significant contract has a remaining term of approximately five years and contains a minimum volume commitment that was amended in March 2014 and again in September and November 2014 to significantly increase the volumes committed thereunder. A third significant contract has a remaining term of approximately 10 years and contains an acreage dedication related to crude oil production from approximately 53,000 acres in Reagan, Glasscock, Sterling and Irion Counties.

The Silver Dollar Pipeline System is located in the Spraberry, Wolfberry and Wolfcamp plays in the Midland Basin within Crockett, Reagan and Irion Counties, Texas, liquids-rich plays being developed by several large oil and gas producers. The Spraberry, Wolfberry and Wolfcamp are stacked plays with multiple horizontal targets that can be accessed with a single well. As of December 2014, the Silver Dollar Pipeline System is connected to producers that control approximately 321,000 acres in Crockett, Reagan, Irion and Schleicher Counties, Texas, and we are in advanced negotiations with other producers in the area to connect substantial additional acreage to the system and contract for additional minimum volume commitments or acreage dedications. The table below contains operational information related to the Silver Dollar Pipeline System.

Throughput as of the Year Ended
Length	Capacity	Storage Capacity	December 31, 2014	December 31, 2013
94 miles	130,000bpd	40,000 barrels	27,149bpd	16,957bpd

Construction of the Silver Dollar Pipeline System began in October 2012, and it was put into service in April 2013. The pipeline extends from the Midway Station in Crockett County, Texas to the Owens Station in Reagan County, Texas, a 4.3-acre site with an interconnection to Plains All American Pipeline, L.P.’s Spraberry Expansion. The Midway Station is strategically located in the heart of the Southern Wolfcamp. It receives trucking volumes from multiple producers located to the south and has connections to neighboring producer facilities. The Midway Station currently has a 10,000 barrel tank and seven truck injection stations.

During the third quarter of 2014, we completed expansions of our Silver Dollar Pipeline System located in the Permian Basin. These expansions added an incremental 36 miles to the existing pipeline system, resulting in a total length of approximately 94 miles. As a result of these expansion projects, we amended an existing contract with one of our major customers, which increased the minimum volume commitment thereunder and extended the contract term by five years. In addition, the throughput capacity of our Silver Dollar Pipeline System increased by 30,000 barrels per day.

In our crude oil pipelines business, we purchase crude oil from a producer or supplier at a designated receipt point on our Silver Dollar Pipeline System at an index price less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price, allowing us to lock in a fixed margin that is in effect economically equivalent to a transportation fee. These transactions account for substantially all of the Adjusted EBITDA we generate on our Silver Dollar Pipeline System.

Crude Oil Storage

We own a crude oil storage facility in Cushing, Oklahoma with an aggregate shell capacity of approximately 3.0 million barrels, consisting of five 600,000-barrel storage tanks. These storage tanks were built in 2009 and are located on the western side of a terminal owned by Enterprise Products Partners L.P. (the “Enterprise Terminal”). The storage tanks are able to receive approximately 22,000 barrels of crude oil per hour or deliver approximately 8,000 barrels of crude oil per hour, and have inbound connections with multiple pipelines and two-way interconnections with all of the other major storage facilities in Cushing, including the delivery point specified in all crude oil futures contracts traded on the NYMEX. TEPPCO Partners LP (“TEPPCO”), a wholly owned subsidiary of Enterprise, serves as the operator of our facilities.

Our crude oil storage business provides stable and predictable fee-based cash flows. All of the shell capacity of our storage tanks is dedicated to one customer pursuant to a long-term contract, backed by a letter of credit, with a remaining term of approximately 2.5 years as of December 31, 2014. Our customer has the option to extend this contract by two years pursuant to a renewal option. We generate crude oil storage revenues by charging this customer a fixed monthly fee per barrel of shell capacity that is not contingent on the customer’s actual usage of our storage tanks.

Our storage facility is on land that is subject to a 50-year lease with TEPPCO. We have the option to extend our lease by up to an additional 30 years. Our location in the Enterprise Terminal provides our customer with access to multiple pipelines outbound from Cushing, including a manifold connecting our tanks to the Enterprise Terminal. The Enterprise Terminal is connected to the Seaway Pipeline, which is owned and operated by Enterprise and Enbridge Inc. and transports crude oil from Cushing to the Gulf Coast.

We are party to an operating agreement pursuant to which an affiliate of TEPPCO operates and maintains the crude oil storage tanks located at our crude oil storage facility and provides us with certain services, including services related to product movements, data tracking, station operations (including documentation and inspection programs), financial and accounting matters and purchases of material. These services are provided to us at a monthly base rate and we are permitted to request additional services from TEPPCO, which are provided to us at cost. TEPPCO is obligated to perform the services as a reasonably prudent operator and in accordance with all applicable laws and accepted industry practices. The operating agreement contains certain other customary terms, including provisions relating to restrictions on assignment, terms of payment, indemnification, confidentiality and dispute resolution. The operating agreement remains in place for the same term as the lease agreement described above.

Crude Oil Supply and Logistics

Our crude oil supply and logistics segment manages the physical movement of crude oil from origination to final destination largely through our network of owned and leased assets. Our assets and operations are located in areas of substantial crude oil production growth, including the Permian Basin, Mid-Continent and Eagle Ford shale. We own and operate a fleet of approximately 135 crude oil gathering and transportation trucks and approximately 30 crude oil truck injection stations and terminals. We also lease crude oil storage tanks in Cushing, Oklahoma with a shell capacity of approximately 700,000 barrels pursuant to a long-term lease with a third party. Due to the limited pipeline infrastructure in some of the basins in which we operate, our crude oil gathering and transportation trucks provide immediate access for customers to transport their crude oil to the most advantageous outlets, including pipelines, rail terminals and local refining centers.

We primarily generate revenues in our crude oil supply and logistics segment by purchasing crude oil from producers, aggregators and traders at an index price less a discount and selling crude oil to producers, traders and refiners at a price linked to the same index. The majority of activities that are carried out within our crude oil supply and logistics segment are designed to produce a stable baseline of results in a variety of market conditions, while at the same time providing upside opportunities. We intend to utilize our knowledge of matters related to crude oil supply and logistics to create opportunities to address the infrastructure needs of developing crude oil basins. We believe this will allow us to significantly grow our operations in the Permian Basin, Mid-Continent and Eagle Ford shale.

In general, sales prices referenced in the underlying contracts, most of which have a 30-day evergreen term, are market-based and may include pricing differentials for such factors as delivery location or crude oil quality. Our crude oil supply and logistics operations generate substantial revenues and cost of products sold as a result of the significant volume of crude oil bought and sold. While the absolute price levels of crude oil significantly impact revenues and cost of products sold, such price levels normally do not bear a relationship to gross profit for crude oil sales generated under buy/sell contracts. As a result, period-to-period variations in revenues and cost of products sold are not generally meaningful in analyzing the variation in gross profit for our crude oil supply operations.

We also generate revenue in this segment by performing blending services whereby we purchase varying qualities of crude oil from our producer and logistics customers, which we blend in our leased storage tanks to WTI or other specifications. The level of profit associated with our blending operations is influenced by overall contract structure and the degree of market volatility, as well as variable operating expenses. Please read “—How We Conduct Our Business” for more details on these contractual arrangements.

We mitigate the commodity price exposure of our crude oil supply and logistics operations by limiting our net open positions through the concurrent purchase and sale of like quantities of crude oil intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered. All of our supply activities are subject to our comprehensive risk management policy, which establishes limits in order to manage risk and mitigate our commodity price exposure.

We are focused on increasing the utilization of our crude oil gathering and transportation fleet. We typically assign crude oil gathering and transportation trucks to a specific area but can temporarily relocate them to meet demand as needed.

CAST.  We equip our drivers with advanced computer technology and dispatch them from central locations in Perryton, Texas, San Angelo, Texas, Whitesboro, Texas, Pearsall, Texas and Pratt, Kansas. We believe that our proprietary CAST software, which is employed by our entire fleet of crude oil gathering and transportation trucks, provides us with a competitive advantage by allowing us to offer our customers a differentiated level of service. Our drivers are provided with hand-held computers which allow them to utilize our CAST software after they have loaded product. Our CAST software is a centralized system for dispatch, electronic ticket management, reporting, operations data management and lease data management. The CAST software validates ticket data in the field to greatly improve accuracy relative to paper tickets and provides our customers with near real-time views of dispatch, truck tickets, vehicle location, load acceptances and rejections and drivers. The CAST software also offers our customers flexible reporting options by providing customized data to the customer in the format that works best for its accounting and marketing needs.

Refined Products Terminals and Storage

Our refined products terminals and storage segment is comprised of two refined products terminals located in North Little Rock, Arkansas and Caddo Mills, Texas. Our refined products terminals are facilities where refined products are transferred to or from storage or transportation systems, such as pipelines, to other transportation systems, such as trucks. Our refined products terminals play a key role in moving product to the end-user market by providing the following services:

·                  receipt, storage, inventory management and distribution;

·                  blending and injection of additives to achieve specified grades of gasoline; and

·                  other ancillary services that include heating of bio-diesel, product transfer and railcar handling services.

Our refined products terminals consist of multiple storage tanks with a combined aggregate storage capacity of 1.3 million barrels and are equipped with automated truck loading equipment that is operational 24 hours per day. This automated system provides for control of security, allocations, and credit and carrier certification by remote input of data by the terminal and our customers. In addition, our refined products terminals are equipped with truck loading racks capable of providing automated computer blending to individual customer specifications.

We generate fee-based revenues in our refined products terminals and storage segment from:

·                  throughput fees based on the receipt and redelivery of refined products, including fees based on the volume of product redelivered from the terminal;

·                  storage fees based on a rate per barrel of storage capacity per month;

·                  additive service fees based on ethanol and biodiesel used in blending services and for additive injection; and

·                  ancillary fees for the heating of bio-diesel, product transfer and railcar handling services.

Our refined products terminals and storage segment generates its fee-based revenues pursuant to contracts that typically contain evergreen provisions consistent with industry practice so that, after an initial term of six months to two years, they can be canceled upon 60 days’ notice. We also generate revenues from (i) blending activities, such as ethanol blending and butane blending, and (ii) our vapor recovery units. A majority of the customers in our refined products terminals and storage segment are large, well-known oil companies and independent refiners with whom we have longstanding relationships.

The following table highlights the storage capacity, number of loading lanes, number of tanks, supply source, mode of distribution and average daily throughput of our refined products terminals:

	Shell Storage					Approximate Average Throughput (barrels per day) for the
Terminal Location	Capacity (bbls)	Loading Lanes	Number of Tanks	Supply Source	Mode of Redelivery	Year Ended December 31, 2014	Year Ended December 31, 2013
Little Rock, AR	550,000	8	11	Pipeline, Rail and Truck	Truck	44,415	53,028
Caddo Mills, TX	770,000	5	10	Pipeline and Truck	Truck	19,444	16,053

North Little Rock terminal.  Our North Little Rock terminal consists of 11 storage tanks with an aggregate capacity of approximately 550,000 barrels and has eight loading lanes with automated truck loading equipment to minimize wait time for our customers. Our truck loading racks are capable of providing automated computer blending to customer specifications. The North Little Rock terminal handles products such as multi-octane conventional gasoline, ultra-low sulphur diesel with dye-at-rack capability, bio-diesel with ratio blending capability and ethanol. This terminal is supplied by two receipt lines from the TEPPCO Pipeline, one for ultra-low sulphur diesel and the other for all other refined products, and has full offloading capability for 10 rail cars of ethanol at a time via a rail spur served by the Union Pacific system via the Genesee and Wyoming Railroad. Our North Little Rock terminal serves the Little Rock metropolitan area, which grew 15% from 2000 to 2010 according to Census Bureau data, and is expected to grow another 11% by 2025.

Caddo Mills terminal.  Our Caddo Mills terminal consists of 10 storage tanks with an aggregate capacity of approximately 770,000 barrels and has five loading lanes with automated truck loading equipment to minimize wait time for our customers. This terminal is served by the Explorer Pipeline and has truck loading racks capable of providing automated computer blending to customer specifications. Our Caddo Mills terminal handles products such as conventional blend stock for oxygenate blending (CBOB) gasoline, reformulated blend stock for oxygenate blending (RBOB), premium blend stock for oxygenate blending (PBOB), ethanol, ultra-low sulphur diesel with dye-at-rack capability and bio-diesel with ratio blending capability. We own approximately 6 additional acres of land at our Caddo Mills terminal that is available for future expansion. Management estimates that this acreage is capable of housing an additional 200,000 barrels of storage capacity. The Caddo Mills terminal serves Collin County, located in the northeast portion of the Dallas-Fort Worth metroplex, which, according to Census Bureau data, grew 23% from 2000 to 2010, making it one of the fastest growing large markets in the United States.

NGL Distribution and Sales

Cylinder Exchange

We currently operate the third-largest propane cylinder exchange business in the United States, which consists of the distribution of propane-filled cylinder tanks typically used in barbeque grilling and which covers all 48 states in the continental United States through a network of over 18,800 distribution locations. We market our business under the brand name Pinnacle Propane Express or under the brand names of our customers. Our customers include grocery stores, pharmacies, convenience stores and hardware retailers which sell or exchange our propane-filled cylinders to consumers for end-use. For the year ended December 31, 2014, we sold or exchanged approximately 4.8 million propane cylinders containing approximately 16.8 million aggregate gallons of propane, representing a 6% increase in cylinder sales and exchanges compared to the same period during the previous year. We believe our cylinder exchange business is strategically positioned for continued growth resulting from the overall increase in demand and extended applications for portable propane cylinders and our recently completed expansion in the western United States.

We generate revenues in our cylinder exchange business through the sale or exchange of propane-filled cylinders at an agreed upon contract price. For the years ended December 31, 2014 and December 31, 2013, we distributed 54% and 51%, respectively, of our propane volumes in our cylinder exchange business under long-term agreements and the remaining 46% and 49%, respectively, under one-month contracts or on a spot/demand basis. As of December 31, 2014, our contracts had a weighted average remaining term of approximately 1.9 years. Our long-term cylinder exchange agreements typically permit us to adjust our prices at the time of contract renewal while our month-to-month cylinder exchange agreements allow us to pass our costs on to our customers and thereby minimize our commodity price exposure. In order to manage our cost of propane we enter into hedging arrangements on all fixed-price contracts. We use financial swaps to hedge a majority of the forecasted volumes in our cylinder exchange business, where approximately half of our sales volumes are under contracts with two- and three-year terms.

Cylinder production cycle.  We own nine production facilities strategically located in Alabama, Illinois, Michigan, Missouri, Nevada, Oregon, Pennsylvania, South Carolina and Texas. Our production facilities receive inbound pallets of empty 20-pound propane cylinders, which are put through a processing cycle that includes cleaning, inspection, testing, painting, refilling and loading onto relay trucks for delivery to our 56 distribution depot locations. Drivers at our depots receive the full cylinders from our production facilities for delivery to our customer service locations and pick up empty cylinders, which are shipped to our production facilities for processing.

NGL Sales

Our NGL sales business involves the retail, commercial and wholesale sale of NGLs and other refined products (including sales of gasoline and diesel to our oilfield service and agricultural customers) in seven states in the Southwest and Midwest to approximately 96,900 customers through our distribution network of 34 customer service locations. We generate revenues by charging a price per gallon consisting of our product supply, transportation, handling, and storage costs plus a margin. Our contracts permit us to pass through our supply costs on a regular basis, thereby limiting our commodity price exposure. Since July 2010, we have acquired 17 propane franchises to expand our market presence within our operating region in Texas, Oklahoma, New Mexico, Arizona, Arkansas and Missouri.

Customers.  We sell propane, butane and refined fuels, including diesel, gasoline, lubricants and solvents, primarily to three customer markets: retail, commercial and wholesale, which include a mix of residential, commercial, agricultural, oilfield service and industrial customers. The customer service centers in our NGL sales business are located in suburban and rural areas where natural gas is not readily available. These customer service centers generally consist of an office, warehouse and service facilities, with one or more 2,500 to 45,000 gallon storage tanks on the premises. These tanks are used to supply our bobtail trucks, which in turn make deliveries to our retail customers. Customers can also bring their own NGL storage containers to our customer service centers to be filled.

Retail.  We primarily serve residential customers through the sale of propane for home heating and power generation. We deliver propane through our 125 active bobtail trucks, which have capacities ranging from 2,000 gallons to 5,000 gallons of propane into stationary storage tanks on our customers’ premises. Tank ownership and control at customer locations are important components of our operations and customer retention, and account for approximately half of our retail volumes. The capacity of these storage tanks ranges from approximately 100 gallons to approximately 12,000 gallons, with a typical tank having a capacity of 250 to 500 gallons. We also offer a propane supply commitment program to customers who own their own tanks that we believe increases customer loyalty. Under the program, customers receive progressively larger discounts off our posted prices each year that they remain as our customer. We also offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period.

In Arizona, our subsidiary, Alliant Arizona Propane, L.L.C., sells propane to residential and commercial customers through regulated central distribution systems in Payson and Page, Arizona that utilize pipelines to distribute propane through meters at the customer’s location. Alliant Arizona Propane, L.L.C. is a regulated utility that receives a fixed cost-plus fee for propane sold. Another subsidiary, Alliant Gas, serves 25 communities in Texas and two communities in Arizona through regulated central distribution systems pursuant to long-term contracts. Net customer turnover at Alliant Gas is nearly zero.

Commercial.  Our commercial customers include a mix of industrial customers, hotels, restaurants, churches, warehouses and retail stores. These customers generally use propane for the same purposes as our residential customers as well as industrial, oilfield service and agricultural customers, who use propane and refined fuels, such as gasoline and diesel, for heating requirements and as fuel to power over-the-road vehicles, forklifts and stationary engines.

Wholesale.  Our wholesale customers are principally governmental agencies and other propane distributors. Our LPG transports, which are large trucks that have capacities ranging from 9,000 to 11,500 gallons, load propane at third-party supply points for delivery directly to tanks located on the property of our wholesale customers.

Product supply.  We utilize approximately 20 domestic sources of propane supply, including spot market purchases, with four suppliers providing a substantial portion of our propane. Our propane supply contracts are typically from agreements with one-year terms and standard commercial provisions. During the years ended December 31, 2014 and December 31, 2013, we purchased the majority of our propane needs from these four suppliers.

Our supply group manages and sources propane to ensure secure and reliable supply throughout the year. Our LPG transports pick up propane at our supply points, typically refineries, natural gas processing and fractionation plants or LPG storage terminals, for delivery to our customer service centers and our wholesale customers. Supplies of propane from our sources historically have been readily available. During the years ended December 31, 2014 and December 31, 2013, approximately 87% and 76%, respectively, of our propane supply was purchased under supply agreements, which typically have a term of one year, and the remainder on the spot market.

Our supply contracts typically provide for pricing based upon (i) index formulas using the current prices established at a major storage point such as Mont Belvieu, Texas, or Conway, Kansas or (ii) posted prices at the time of delivery. We use a variety of delivery methods, including our LPG transports and common carrier transports, to transport propane from suppliers to our customer service locations as well as various third-party storage facilities and terminals located in strategic areas across our area of operations. In order to manage our cost of propane, we enter into hedging arrangements on all fixed-price contracts.

NGL Transportation

In October 2013 we expanded our NGL distribution and sales segment by acquiring a fleet of approximately 43 hard shell tank trucks that gather and transport NGLs and condensate for producers, gas processing plants, refiners and fractionators located in the Eagle Ford shale and Permian Basin. For the years ended December 31, 2014 and December 31, 2013, our NGL transportation trucks transported approximately 311,733 gallons per day and 203,005 gallons per day, respectively, of NGLs.

Competition

Crude oil pipelines and storage.  We are subject to competition from other crude oil pipelines, crude oil storage tank operators and crude oil marketing companies that may be able to transport or store crude oil at more favorable prices or transport crude oil greater distance or to more favorable markets. We compete with national, regional and local crude oil pipeline transportation and storage companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Our competitors in our crude oil storage segment include Plains All American Pipeline, L.P., Occidental Petroleum Corporation, SemGroup Corporation, Rose Rock Midstream, L.P., Blueknight Energy Partners, L.P., Medallion Midstream LLC and Enterprise Products Partners L.P.

Crude oil supply and logistics.  We are subject to competition from other providers of crude oil supply and logistics services that may be able to supply our customers with the same or comparable services on a more competitive basis. We compete with national, regional and local storage, gathering, transportation and pipeline companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Our competitors in this segment include Plains All American Pipeline, L.P., Rose Rock Midstream, L.P., Blueknight Energy Partners, L.P., SemGroup Corporation, Sunoco Logistics, Enterprise Products Partners L.P., Genesis Energy, L.P. and NGL Energy Partners L.P.

Refined products terminals and storage.  Our refined products terminals located in North Little Rock, Arkansas and Caddo Mills, Texas compete with other independent terminals on price, versatility and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading activities. In the North Little Rock, Arkansas market, these competitors include Magellan Midstream Partners LP and HWRT Oil Company, LLC. In Dallas, Texas, the market served by our Caddo Mills, Texas terminal, these competitors include Valero Energy Corporation, Delek Logistics Partners, LP, Magellan Midstream Partners LP and Flint Hills Resources LP.

NGL distribution and sales.  In addition to competing with suppliers of other energy sources such as natural gas, our NGL distribution and sales segment competes with other retail propane distributors. The retail propane industry is highly fragmented and competition generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. The large, full-service multi-state marketers we compete with include Ferrellgas, L.P. and AmeriGas Partners, L.P. Each of our customer service centers operates in its own competitive environment because retail marketers tend to be located in close proximity to customers in order to lower the cost of providing service. Our typical customer service center has an effective marketing radius of approximately 50 miles, although in certain areas the marketing radius may be extended by one or more satellite offices. Most of our customer service centers compete with five or more marketers or distributors.

Customers

We rely on a limited number of customers for a substantial portion of our revenues. Glencore, Ltd., Chesapeake Energy Marketing, Inc. and Phillips 66 each accounted for 10% or more of our total revenue for the year ended December 31, 2014, at approximately 37%, 10% and 10%, respectively.

Seasonality

Weather conditions have a significant impact on the demand for our products, particularly propane and refined fuels for heating purposes. Many of our customers rely on propane primarily as a heating source. Accordingly, the volumes sold are directly affected by the severity of the winter weather in our service areas, which can vary substantially from year to year. In any given area, sustained warmer than normal temperatures, as was the case in the heating season over the last three years throughout our operating territories, will tend to result in reduced propane, fuel oil and natural gas consumption, while sustained colder than normal temperatures will tend to result in greater consumption. Meanwhile, our cylinder exchange operations experience higher volumes in the spring and summer, which includes the majority of the grilling season. Sustained periods of poor weather, particularly in the grilling season, can negatively affect our cylinder exchange revenues. In addition, poor weather may reduce consumers’ propensity to purchase and use grills and other propane-fueled appliances, thereby reducing demand for cylinder exchange.

The volume of propane used by customers of our NGL sales business is higher during the first and fourth calendar quarters and lower during the second and third calendar quarters. Conversely, the volume of propane that we sell through our cylinder exchange business is higher during the second and third calendar quarters and lower in the first and fourth calendar quarters. We believe that our combination of our winter-weighted NGL sales business with our higher-margin, summer-weighted cylinder exchange business reduces overall seasonal fluctuations in volumes and financial results, as our cylinder exchange business is more active in summer months and our NGL sales business is more active in winter months. The impact of seasonality is also mitigated by non-heating related demand throughout the year for propane for oilfield services, fuel for automobiles and for industrial applications, such as forklifts, mowers and generators. For the year ended December 31, 2014, we sold approximately 73 million gallons of NGLs in our cylinder exchange and NGL sales businesses, selling approximately 43% in the second and third quarters of 2014 and 57% in the first and fourth quarters of 2014.

The volume of product that is handled, transported, throughput or stored in our refined products terminals is directly affected by the level of supply and demand in the wholesale markets served by our terminals. Overall supply of refined products in the wholesale markets is influenced by the absolute prices of the products, the availability of capacity on delivering pipelines and vessels, fluctuating refinery margins and the market’s perception of future product prices. Although demand for gasoline typically peaks during the summer driving season, which extends from April to September, and declines during the fall and winter months, most of the revenues generated at our refined products terminals do not experience any effects from such seasonality. However, the butane blending operations at our refined products terminals are affected by seasonality because of federal regulations governing seasonal gasoline vapor pressure specifications. Accordingly, we expect that the revenues we generate from butane blending will be highest in the winter months and lowest in the summer months.

Insurance

Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain our own property, business interruption and pollution liability insurance policies at varying levels of deductibles and limits that we believe are reasonable and prudent under the circumstances to cover our operations and assets. As we continue to grow, we will continue to evaluate our policy limits and retentions as they relate to the overall cost and scope of our insurance program.

Regulation of the Industry and Our Operations

Crude Oil

We own and operate a fleet of trucks to transport crude oil. We are licensed to perform both intrastate and interstate motor carrier services and are subject to certain safety regulations issued by the DOT. DOT regulations cover, among other things, driver operations, maintaining log books, truck manifest preparations, the placement of safety placards on trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment and many other aspects of our trucking operations. Our trucking operations are also subject to regulations and oversight by the Occupational Safety and Health Administration. Additionally, our Silver Dollar Pipeline System is subject to the regulatory oversight of the Texas Railroad Commission and the DOT’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”).

Refined Products and NGLs

All states in which we operate have adopted fire safety codes that regulate the storage and distribution of propane. In some states, these laws are administered by state agencies, and in others they are administered on a municipal level. We maintain various permits necessary to ensure that our operations comply with applicable regulations. We conduct training programs to help ensure that our operations are in compliance with applicable governmental regulations. With respect to general operations, certain National Fire Protection Association (“NFPA”) Pamphlets, including Nos. 54 and 58 and/or one or more of various international codes (including international fire, building and fuel gas codes) establish rules and procedures governing the safe handling of propane, or comparable regulations, which have been adopted by all states in which we operate. In addition, Alliant Arizona Propane, LLC is subject to regulation by the Arizona Corporation Commission and Alliant Gas, LLC is subject to regulation by the Texas Railroad Commission. We believe that the policies and procedures currently in effect at all of our facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable environmental, health and safety laws.

With respect to the transportation of NGLs, including propane, by truck, we are subject to regulation by PHMSA under the Federal Motor Carrier Safety Act and the Homeland Security Act of 2002, among other statutes. Our propane gas pipeline systems are also subject to regulation by the PHMSA under the Natural Gas Pipeline Safety Act of 1968, which applies to, among other things, a propane gas system that supplies ten or more residential customers or two or more commercial customers from a single source and to a propane gas system any portion of which is located in a public place. The DOT’s pipeline safety regulations require operators of all gas systems to train employees and third-party contractors, establish written procedures to minimize the hazards resulting from gas pipeline emergencies and conduct and keep records of inspections and testing.

PHMSA requires pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in high-consequence areas (“HCAs”), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. The regulations require operators, including us, to (i) perform ongoing assessments of pipeline integrity, (ii) identify and characterize applicable threats to pipeline segments that could impact a HCA, (iii) improve data collection, integration and analysis, (iv) repair and remediate pipelines as necessary and (v) implement preventive and mitigating actions.

The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, among other things, increases the maximum civil penalty for pipeline safety violations and directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. Effective October 25, 2013, PHMSA adopted new rules increasing the maximum administrative civil penalties for violation of the pipeline safety laws and regulations after January 3, 2012 to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. PHMSA also has published an advisory bulletin providing guidance on verification of records related to pipeline maximum operating pressure. We have performed hydrotests of our facilities to confirm the maximum operating pressure and do not expect that any final rulemaking by PHMSA regarding verification of maximum operating pressure would materially affect our operations or revenue.

States are largely preempted by federal law from regulating pipeline safety for interstate lines but most states are certified by the DOT to assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. States may adopt stricter standards for intrastate pipelines than those imposed by the federal government for interstate lines; however, states vary considerably in their authority and capacity to address pipeline safety. State standards may include requirements for facility design and management in addition to requirements for pipelines.

Management believes that the policies and procedures currently in effect at all of our propane gas systems are consistent with industry standards and are in compliance with applicable law. Due to our ownership and control of these gas utility companies, we are required to notify FERC of our status as a holding company. We filed such a notification of holding company status and we qualified for an exemption from FERC accounting regulations and access to our books and records because we are a holding company solely by reason of our interests in local gas distribution systems.

Environmental Matters

General

Our operations are subject to stringent and complex federal, state and local laws and regulations relating to the protection of the environment. As an owner or operator of certain terminals, storage and transportation facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

·                  requiring the installation of pollution-control equipment or otherwise restricting the way we operate;

·                  limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered or threatened species;

·                  delaying system modification or upgrades during permit reviews;

·                  requiring investigatory and remedial actions to mitigate pollution conditions caused by our operations or attributable to former operations; and

·                  enjoining the operations of facilities deemed to be in non-compliance with permits issued pursuant to or permit requirements imposed by such environmental laws and regulations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.

We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations or cash flows. In addition, we believe that the various environmental activities in which we are presently engaged are not expected to materially interrupt or diminish our operational ability. We cannot assure you, however, that future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations or the development or discovery of new facts or conditions will not cause us to incur significant costs. Below is a discussion of the material environmental laws and regulations that relate to our business.

Hazardous Substances and Waste

Our operations are subject to environmental laws and regulations relating to the management and release of solid and hazardous wastes and other substances, including hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste and may impose strict joint and several liability for the investigation and remediation of affected areas where hazardous substances may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. We may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

We also generate industrial wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. We generate little hazardous waste. However, it is possible that wastes currently designated as non-hazardous, which could include wastes currently generated during our operations, will in the future be designated as “hazardous wastes” and, therefore, be subject to more rigorous and costly disposal requirements. Moreover, from time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for non-hazardous wastes, including natural gas wastes. Any such changes in the laws and regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses or otherwise impose limits or restrictions on our operations or those of our customers.

We currently own or lease properties where hydrocarbons are being or have been handled for many years. Although previous operators have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where these hydrocarbons and wastes have been transported for treatment or disposal. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination. We are not currently aware of any facts, events or conditions relating to such requirements that could materially impact our operations or financial condition.

Oil Pollution Act

Th Oil Pollution Act (“OPA”) requires the preparation of a Spill Prevention Control and Countermeasure Plan (“SPCC”) for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility’s operations comply with the requirements. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intrafacility piping), inspections and records, security, and training.

Air Emissions

Our operations are subject to the Clean Air Act (“CAA”) and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements. Such laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

On August 20, 2010, the EPA published regulations to control emissions of hazardous air pollutants from existing stationary reciprocating internal combustion engines, which was later amended in response to several petitions for reconsideration. The rule requires us to make certain expenditures and undertake certain activities, including the purchase and installation of emissions control equipment (e.g. oxidation catalysts, non-selective catalytic reduction equipment) on our engines following prescribed maintenance practices. In addition, on June 28, 2011, the EPA issued a final rule that establishes new source performance standards for manufacturers, owners and operators of new, modified and reconstructed stationary internal combustion engines. This rule requires us to purchase, install, monitor and maintain emissions control equipment.

Water Discharges

The Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into regulated waters and impose requirements affecting our ability to conduct construction activities in waters and wetlands.. In addition, these laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Endangered Species

The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. In addition, as a result of a settlement approved by the United States District Court for the District of Columbia on September 9, 2011, the United States Fish and Wildlife Service is required to consider listing more than 250 species as endangered under the Endangered Species Act. Under the September 9, 2011 settlement, the United States Fish and Wildlife Service is required to review and address the needs of more than 250 species on the candidate list over a 6-year period. The designation of previously unprotected species as threatened or endangered in areas where we or our oil and propane exploration and production customers operate could cause us or our customers to incur increased costs arising from species protection measures and could result in delays or limitations in our customers’ performance of operations, which could reduce demand for our services.

Hydraulic Fracturing

Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil, natural gas and NGL production by our customers, which could materially adversely impact our revenues. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into geographic formations to stimulate hydrocarbon production. Although we do not engage in hydraulic fracturing activities, an increasing percentage of hydrocarbon production by our customers and suppliers is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing is typically regulated by state oil and gas commissions. Some states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. In addition, a number of federal agencies, including the EPA and the Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing, and have asserted federal regulatory authority over the process. Moreover, Congress from time to time has proposed legislation to more closely and uniformly regulate hydraulic fracturing at the federal level. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for our customers to perform fracturing to stimulate production from tight formations. Restrictions on hydraulic fracturing could also reduce the volume of hydrocarbons that our customers produce, and could thereby adversely affect our revenues and results of operations.

Climate Change

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the Clean Air Act (“CAA”). Accordingly, the EPA adopted emissions limits for motor vehicles, which then triggered the development and adoption of construction and operating permit requirements under the Prevention of Significant Deterioration and Title V programs for certain stationary sources. In addition, the EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries. In November 2010, the EPA expanded its GHG reporting rule to include onshore and offshore oil and natural gas production, processing, transmission, storage, and distribution facilities, requiring reporting of GHG emissions from such facilities on an annual basis. In December 2014, the EPA proposed additional amendments to its greenhouse gas reporting rule, which could add reporting requirements for additional facilities.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would affect our business, any such future laws and regulations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements, including the imposition of a carbon tax. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil and gas, which could reduce the demand for crude oil or refined products produced or distributed by our customers, which could in turn reduce revenues we are able to generate by providing services to our customers. Accordingly, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Also, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Anti-terrorism Measures

Certain of our bulk storage facilities are also subject to regulation by the Department of Homeland Security (“DHS”). The Department of Homeland Security Appropriation Act of 2007 requires the DHS to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to this act and, on November 20, 2007, further issued an Appendix A to the interim rules that establish chemicals of interest and their respective threshold quantities that will trigger compliance with these interim rules. Covered facilities that are determined by DHS to pose a high level of security risk will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping, and protection of chemical-terrorism vulnerability information.

Trademarks and Tradenames

We utilize a variety of trademarks and tradenames which we own or have the right to use, including “Pinnacle Propane,” “Pinnacle Propane Express” and “Alliant Arizona Propane.” We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products and services.

Employees

We are managed and operated by the board of directors and executive officers of our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. As of March 2, 2015, our general partner and its affiliates have approximately 909 employees performing services for our operations. None of these employees are covered by collective bargaining agreements and we believe that our general partner and its affiliates have a satisfactory relationship with their employees.

Available Information

We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any related amendments and supplements thereto with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information regarding the public reference room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. We make our SEC filings available to the public, free of charge and as soon as practicable after they are filed with the SEC, through our website located at www.jpenergypartners.com. References to our website or any other website in this Annual Report on Form 10-K are not incorporated by reference into this report and do not constitute part of this report.

ITEM 1A. RISK FACTORS

The occurrence of any of the events described in this Risk Factors section and elsewhere in this Annual Report on Form 10-K or in any other of our filings with the SEC could have a material adverse effect on our business, financial position, results of operations and cash flows. In evaluating an investment in any of our securities, you should consider carefully, among other things, the factors and the specific risks set forth below. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the factors that could cause our actual results to differ materially from those projected.

Risks Related to Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to pay the minimum quarterly distribution, or any distribution, to holders of our common and subordinated units.

In order to pay the minimum quarterly distribution of $0.3250 per unit per quarter, or $1.30 per unit on an annualized basis, we require available cash of approximately $12.0 million per quarter, or $48.0 million per year. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution.

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

·                  the price of, and the demand for, crude oil, refined products and NGLs in the markets we serve;

·                  the volumes of crude oil that we gather, transport and store, the throughput volumes at our refined products terminals and our NGL sales volumes;

·                  the fees we receive for the crude oil, refined products and NGL volumes we handle;

·                  pressures from our competitors, some of which may have significantly greater resources than us;

·                  the cost of propane that we buy for resale, including due to disruptions in its supply, and whether we are able to pass along cost increases to our customers;

·                  competitive pressures from other energy sources such as natural gas, which could reduce existing demand for propane;

·                  the risk of contract cancellation, non-renewal or failure to perform by our customers, and our inability to replace such contracts and/or customers;

·                  leaks or releases of hydrocarbons into the environment that result in significant costs and liabilities;

·                  the level of our operating, maintenance and general and administrative expenses; and

·                  regulatory action affecting our existing contracts, our operating costs or our operating flexibility.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

·                  the level of capital expenditures we make;

·                  our cost of acquisitions, if any;

·                  our debt service requirements and other liabilities;

·                  expenses that our general partner incurs on our behalf and are reimbursed by us, which expenses are not subject to any caps or other limits pursuant to our partnership agreement;

·                  fluctuations in our working capital needs;

·                  our ability to borrow funds and access the capital markets;

·                  restrictions contained in our revolving credit facility and other debt agreements;

·                  the amount of cash reserves established by our general partner; and

·                  other business risks affecting our cash levels.

A sustained decrease in demand for crude oil, refined products or NGLs in the areas we serve could reduce our revenues.

A sustained decrease in demand for crude oil, refined products or NGLs in the areas we serve could reduce our revenues, which could have a material adverse effect on our financial condition, results of operations and cash flows. Factors that could lead to a decrease in market demand for crude oil, refined products or NGLs include:

·                  lower demand by consumers for refined products or crude oil as a result of adverse economic conditions, an increase in the market price of crude oil, an increase in the market price of gasoline or other refined products, use by consumers of alternative fuels or an increase in the fuel economy of vehicles;

·                  lower drilling activity in the areas served by our crude oil gathering and transportation business as a result of a decrease in the market price of crude oil or for other reasons; and

·                  fluctuations in the demand for crude oil, such as those caused by refinery downtime or shutdowns.

Certain of our operating costs and expenses are fixed and do not vary with the volumes we transport or redeliver. These costs and expenses may not decrease ratably or at all should we experience a reduction in the volumes we sell, transport or redeliver. As a result, we may experience declines in our margin and profitability if our volumes decrease.

We have several short-term contracts and other contracts that can be canceled on 60 days’ notice and will have to be renegotiated or replaced periodically. Our failure to replace contracts that are canceled or expire on acceptable terms, or at all, could cause our revenues to decline and reduce our ability to make distributions to our unitholders.

Many of our contracts in our NGL sales and distribution segment have terms as short as one month, and substantially all of our contracts with customers in our refined products terminals and storage segment have evergreen provisions after an initial term of six months to two years and are cancellable on as little as 60 days’ notice. In addition, many of our contracts in our crude oil supply and logistics segment either have terms as short as one month or have evergreen provisions and are cancellable on as little as 60 days’ notice. As these NGL or crude oil contracts expire or if a refined products contract is canceled, we may not be able to extend, renegotiate or replace these contracts and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. In addition, while the majority of the revenue in our crude oil pipelines and storage segment is generated pursuant to long-term contracts, our customers may negotiate for more favorable terms upon any renewal.

Our ability to extend or replace contracts could be impacted by a number of factors beyond our control, including competition, the level of supply and demand for crude oil and refined products in our areas of operations, general economic conditions and regulatory developments. To the extent we are unable to renew our contracts on terms that are favorable to us, our revenue and cash flows could decline and our ability to make cash distributions to our unitholders could be materially adversely affected.

We face competition in all of our business segments. Competitors that are able to supply our customers with similar services or products at a lower price could reduce our revenues.

We are subject to competition from other providers of crude oil transportation, storage, supply and logistics services, refined products terminals and storage services and NGL distribution and sales services, including national, regional and local companies engaged in these activities. Some of these competitors are substantially larger than us and may have greater financial resources. Our ability to compete could be affected by many factors, including:

·                  price competition;

·                  the perception that another company can provide better service; and

·                  the availability of alternative supply points, or supply points located closer to the operations of our customers.

In addition, our general partner and its affiliates, including JP Development, Lonestar and ArcLight, may engage in competition with us. If we are unable to compete with services offered by our competitors, including possibly our general partner or its affiliates, it could have a material adverse effect on our financial condition, results of operations and cash flows.

We have material weaknesses in our internal control over financial reporting. If one or more material weaknesses persist or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

Prior to the completion of our initial public offering, we were a private entity with limited accounting personnel and other supervisory resources to adequately execute our accounting processes and address our internal control over financial reporting. In connection with the audits of our financial statements for the years ended December 31, 2011, 2012 and 2013, our independent registered public accounting firm identified material weaknesses in internal control over financial reporting relating to (1) accounting resources and policies (including maintaining an effective control environment), (2) accounting for business combinations and (3) information technology. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not have sufficient personnel with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements. As a result, we did not design and maintain:

·                  formal accounting policies and formal review controls;

·                  effective controls over accounting for business combinations, including controls related to the valuation of assets acquired and liabilities assumed, and the integration of the businesses by applying consistent accounting policies and processes to determine compliance with industry standards and regulations; and

·                  adequate policies and procedures with respect to the primary components of information technology general controls, including the approval and review of access controls, system implementation and migration controls, and change management controls.

These material weaknesses resulted in audit adjustments in the years ended December 31, 2011, 2012 and 2013 and the three months ended March 31, 2012 and 2013, and six months ended June 30, 2013, and a restatement of our financial statements for the years ended December 31, 2011 and 2012, and the three months ended March 31, 2012 and 2013. Management has also determined that the excess product gains at a refined products terminal described in Note 15 to the consolidated financial statements for the year ended December 31, 2014 was an additional effect of the material weakness related to business combinations and information technology described above.

We are currently working towards remediating the material weaknesses in our internal control over financial reporting and are implementing additional processes and controls designed to address the underlying causes of the material weaknesses. During the course of implementing additional processes and controls, as well as controls operating effectiveness testing, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weaknesses described above.  As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address material weaknesses or determine to modify certain of the remediation measures.

If we do not properly maintain and improve our measurement and quality control processes and procedures across all of our business segments, we may have measurement and quality errors or contamination, which may result in lost revenues or the incurrence of additional costs.

We are implementing measurement and quality control processes and procedures across all of our business segments. To the extent we do not properly maintain and improve such procedures, we may have measurement and quality errors or contamination that could result in lost revenues or the incurrence of additional costs. For example, in the third quarter of 2014 we became aware that certain of our measurement and quality control processes at our North Little Rock terminal were not in compliance with certain industry standards and had resulted in excess product gains for the North Little Rock terminal. We have notified our customers and have returned a certain amount of refined products to the majority of such customers for the period from November 2012 (the month we acquired the North Little Rock terminal) through July 2014. If we are unable to reach a resolution on this matter with the remaining customer, it may assert claims against us for damages. The uncertainties of litigation and the uncertainties related to the collection of insurance and indemnification coverage make it difficult to accurately predict the ultimate financial effect of these claims, if any are ultimately asserted. If we are unsuccessful in defending a claim or elect to settle a claim, we could incur costs that could have a negative effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

We are not currently required to make an assessment of our internal control over financial reporting.

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”) and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Sections 302 and 404 of Sarbanes Oxley, which requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Although we are required to disclose changes made to our internal control over financial reporting and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 of Sarbanes Oxley and our independent registered public accounting firm will not be required to issue an attestation report on the effectiveness of our internal control over financial reporting until the fiscal year ending December 31, 2015. In order to have effective control over financial reporting, we will need to implement additional internal controls, reporting systems and procedures.

Given the difficulties inherent in the design and operation of internal control over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, future conclusions about the effectiveness of our internal control over financial reporting, and we may incur significant costs in our efforts to comply with Section 404. Any failure to implement and maintain effective internal control over financial reporting will subject us to regulatory scrutiny and could result in a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

Because of the natural decline in production from our customers’ existing wells in our areas of operation, we depend, in part, on producers replacing declining production and also on our ability to secure new sources of crude oil. Any decrease in the volumes of crude oil that we transport could adversely affect our business and operating results.

The crude oil volumes that support our crude oil pipelines and storage segment and crude oil supply and logistics segment depend on the level of production from crude oil wells on which we rely for throughput or sales and transportation volumes, which may be less than expected and will naturally decline over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput or sales and transportation volumes in these segments, we must obtain new sources of crude oil. In our crude oil pipelines and storage segment, the primary factors affecting our ability to obtain non-dedicated sources of crude oil include (i) the level of successful drilling activity in our areas of operation, (ii) our ability to compete for volumes from successful new wells and (iii) our ability to compete successfully for volumes from sources connected to other pipelines.

We have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells on which we rely for throughput or sales and transportation volumes or the rate at which production from such wells declines. In addition, we have no control over producers or their drilling or production decisions, which are affected by, among other things:

·                  the availability and cost of capital;

·                  prevailing and projected oil, natural gas and NGL prices;

·                  demand for oil, natural gas and NGLs;

·                  levels of reserves;

·                  geological considerations;

·                  environmental or other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; and

·                  the availability of drilling rigs and other costs of production and equipment.

Fluctuations in energy prices can also greatly affect the development of oil reserves. Drilling and production activity generally decreases as oil prices decrease. Declines in oil prices could have a negative impact on exploration, development and production activity, and if sustained, could lead to a material decrease in exploration and production activity. Any sustained decline of exploration or production activity in our areas of operation could lead to reduced utilization of our assets.

Because of these and other factors, even if oil reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. If reductions in drilling activity result in our inability to maintain throughput in our crude oil pipelines and storage segment and our sales and transportation volumes in our crude oil supply and logistics segment, our revenue and cash flow could be reduced and our ability to make cash distributions to our unitholders could be adversely affected.

We do not intend to obtain independent evaluations of oil reserves connected to our Silver Dollar Pipeline System on a regular or ongoing basis; therefore, in the future, volumes of oil on our Silver Dollar Pipeline System could be less than we anticipate.

We do not intend to obtain independent evaluations of oil reserves connected to our Silver Dollar Pipeline System on a regular or ongoing basis. Accordingly, we may not have independent estimates of total reserves dedicated to our Silver Dollar Pipeline System or the anticipated life of such reserves. If the total reserves or estimated life of the reserves connected to our Silver Dollar Pipeline System are less than we anticipate and if our customers are unable to secure additional sources of crude oil production it could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Our success in our crude oil pipelines business depends, in part, on drilling activity and our ability to attract and maintain customers in a limited number of geographic areas.

Our Silver Dollar Pipeline System is located in the Midland Basin and we intend to focus future capital expenditures on developing our business in this area. Due to our focus on the Spraberry, Wolfberry and Wolfcamp plays in the Midland Basin, an adverse development in oil production from this area would have a greater impact on our financial condition and results of operations than if we spread expenditures more evenly over a wider geographic area. For example, a change in the rules and regulations governing operations in or around the Midland Basin or a continued decline in oil prices could cause producers to reduce or cease drilling or to permanently or temporarily shut-in their production within the area, which could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

We may not be able to increase throughput and resulting revenue due to competition and other factors, which could limit our ability to grow our crude oil pipelines and storage segment.

Our ability to increase our throughput and resulting revenue is subject to numerous factors beyond our control, including competition from third parties and the extent to which our Silver Dollar Pipeline System has available takeaway capacity. To the extent that we lack available capacity on our Silver Dollar Pipeline System for additional volumes, we may not be able to compete effectively with third-party systems for additional oil production in our areas of operation. In addition, our efforts to attract new customers may be adversely affected by our desire to provide services pursuant to contracts that are effectively fee-based. Our potential customers may prefer to obtain services pursuant to other forms of contractual arrangements under which we would be required to assume direct commodity exposure.

Our crude oil supply and logistics operations involve market and regulatory risks.

As part of our crude oil supply and logistics activities, we purchase crude oil at prices determined by prevailing market conditions. Following our purchase of crude oil, we generally resell crude oil at a higher price under a sales contract that is generally comparable in terms to our purchase contract, including any price escalation provisions. The profitability of our crude oil logistics operations may be affected by the following factors:

·                  our ability to negotiate crude oil purchase and sales agreements in changing markets on a timely basis;

·                  reluctance of customers to enter into long-term purchase contracts;

·                  consumers’ willingness to use other fuels instead of the end products in the crude oil supply chain;

·                  the timing of imbalance or volume discrepancy corrections and their impact on our financial results;

·                  the ability of our customers to make timely payment; and

·                  any inability we may have to match purchase and sale of crude oil on comparable terms.

We depend on a relatively limited number of customers for a significant portion of our revenues. The loss of, or material nonpayment or nonperformance by, any one or more of these customers could adversely affect our ability to make cash distributions to our unitholders.

We rely on a limited number of customers for a substantial portion of our revenues. Glencore, Ltd., Chesapeake Energy Marketing, Inc. and Phillips 66 each accounted for 10% or more of our total revenue for the year ended December 31, 2014, at approximately 37%, 10% and 10%, respectively. We may be unable to negotiate extensions or replacements of contracts with our key customers on favorable terms or at all. In addition, these key customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. Furthermore, our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The loss of all or even a portion of the contracted volumes of these key customers, as a result of competition, creditworthiness or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Midstream capacity constraints and interruptions could impact our operations.

We rely on various midstream facilities and systems in connection with our crude oil supply and logistics operations. Such midstream systems include the systems we operate, as well as systems operated by third parties. When possible, we gain access to midstream systems that provide the most advantageous downstream market prices available to us. Regardless of who operates the midstream systems we rely upon, a portion of the supply in our crude oil supply and logistics business may be interrupted or shut-in from time to time due to loss of access to plants, pipelines or gathering systems. Such access could be lost due to a number of factors, including, but not limited to, weather conditions, accidents, field labor issues or strikes. Additionally, we and third parties may be subject to constraints that limit our ability to construct, maintain or repair midstream facilities needed in connection with our crude oil supply and logistics operations. Such interruptions or constraints could negatively impact our profitability.

The risk management policy governing our crude oil supply activities cannot eliminate all risks associated with our crude oil supply and logistics business, and we cannot ensure that employees of our general partner will fully comply with the policy at all times, both of which could impact our financial and operational results and, in turn, our ability to make cash distributions to our unitholders.

We have in place a risk management policy that seeks to establish limits for the exposure in our crude oil supply and logistics business by requiring that we restrict net open positions through the concurrent purchase and sale of like quantities of crude oil to create transactions intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered. Our risk management policy, however, cannot eliminate all risks. Any event that disrupts our anticipated physical supply of crude oil could create a net open position that would expose us to risk of loss resulting from price changes.

Moreover, we are exposed to price movements on products that are not hedged, such as our crude oil linefill, which must be maintained to operate our crude oil pipeline system. We are also exposed to certain price risks related to basis differentials. Basis differentials can be created to the extent that we hold or sell crude oil of a grade or quality at a location or at a time that differs from the specific delivery terms with respect to grade, quality, time or location of the applicable offsetting agreement. If this occurs, we may not be able to use the physical markets to fully hedge our price risk. Our exposure to price risks could impact our operational and financial results and our ability to make cash distributions to our unitholders.

We are also subject to the risk that employees of our general partner involved in our crude oil supply operations may not comply at all times with our risk management policy. We cannot ensure that all violations of our risk management policy, particularly if deception or other intentional misconduct is involved, will be detected prior to our businesses being materially affected.

A prolonged decline in index prices at Cushing, relative to other index prices, could reduce the demand for the services we provide in our crude oil storage business.

In recent years, a shortfall in takeaway pipeline capacity has at times led to an oversupply of crude oil at Cushing. This was cited as a principal reason for the decline in the West Texas Intermediate Index (“WTI Index”) price used at Cushing relative to other crude oil price indexes, including the Brent Crude Index over the same period. While the WTI Index price has recovered compared to the Brent Crude Index, a renewed decline in the WTI Index price relative to other index prices may reduce demand for our transportation of crude oil to, and storage at our facility in, Cushing, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

The results of our crude oil storage business could be adversely affected during periods in which the overall forward market for crude oil is backwardated.

The results of our crude oil storage business are influenced by the overall forward market for crude oil. A contango market (meaning that the price of crude oil for future delivery is higher than the current price) has a favorable impact on the demand for crude oil storage as it allows a party to simultaneously purchase crude oil at current prices for storage and sell at higher prices for future delivery. Conversely, a backwardated market (meaning that the price of crude oil for future deliveries is lower than current prices) can negatively affect the demand for crude oil storage because there is little incentive to store crude oil when prices offered for future delivery are expected to be lower. Accordingly, a backwardated market can negatively impact the demand for crude oil storage. If the forward market for crude oil is backwardated at times when we are renewing our crude oil storage contract or entering into new crude oil storage contracts, it could adversely affect the results in our crude oil storage business.

All of our operations have indirect exposure to changes in commodity prices and some of our operations have direct exposure to commodity price changes.

Our operations have limited direct exposure to changes in commodity prices. However, the volumes of crude oil that we transport, store or supply, refined products that we handle and NGLs that we distribute and sell are indirectly affected by commodity prices because many of our customers have direct exposure to commodity prices. If our customers are negatively impacted by changes in commodity prices, they may, among other things, reduce the services they purchase from us. For example, lower crude oil prices could suppress drilling activity, which would reduce demand for our crude oil pipeline, storage or supply and logistics services, while higher refined products prices could decrease consumer demand for refined products, which could reduce demand for services we provide at our refined products terminals.

In addition, in our refined products terminals and storage segment, we also generate revenue from (i) blending activities, such as ethanol blending and butane blending, and (ii) our vapor recovery units. Our blending activities are subject to direct commodity price exposure. Any significant reduction in the amount of services we provide to our customers because of direct or indirect commodity price exposure and any significant reduction in the refined products that we sell could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

We do not operate our crude oil storage facility.

TEPPCO Partners L.P., a wholly owned subsidiary of Enterprise Products Partners L.P., serves as the operator of our crude oil storage facility. Under the operating agreement governing TEPPCO’s operation of our facility, we are liable for any losses or claims arising from damage to our property or personal injury claims of our personnel that may result from the actions of the operator, even if such losses or claims result from the operator’s gross negligence or willful misconduct. If disputes arise over operation of our crude oil storage facility, or if our operator fails to provide the services contracted under the agreement, our business, results of operation, financial condition and ability to make cash distributions to our unitholders could be adversely affected.

Changes in trucking regulations may increase our costs or make it more difficult for us to attract or retain qualified drivers, which could negatively affect our results of operations.

In connection with the services we provide, we operate as a motor carrier and, therefore, are subject to regulation by the Department of Transportation (the “DOT”), and by various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety. There are additional regulations specifically relating to the trucking industry that we are subject to, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. These possible changes include increasingly stringent environmental regulations, changes in the regulations that govern the amount of time a driver may drive in any specific period, onboard black box recorder devices or limits on vehicle weight and size.

In addition, the already substantial competition for qualified drivers in the trucking industry may increase because of regulatory requirements. For instance, Comprehensive Safety Analysis 2010 (“CSA”) has been implemented by the Federal Motor Carrier Safety Administration, an agency of the DOT, to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. The requirements of CSA could shrink the pool of qualified drivers and increase the costs we incur in order to attract, train and retain qualified drivers. In addition, a shortage of qualified drivers could increase driver turnover rates, which might limit growth in our crude oil supply and logistics or other segments.

Our refined products terminals are dependent upon their interconnections with terminals and pipelines owned and operated by others.

Our refined products terminals are dependent upon their interconnections with other terminals and pipelines owned and operated by third parties to reach end markets and as a significant source of supply. Our North Little Rock terminal is supplied by the TEPPCO Pipeline while our Caddo Mills terminal is supplied by the Explorer Pipeline. Reduced or interrupted throughput on these pipelines or outages at terminals with which our refined products terminals share interconnects because of weather or other natural events, testing, line repair, damage, reduced operating pressures or other causes could result in our being unable to deliver refined products to our customers from our terminals or receive products for storage at our terminals, which could adversely affect our cash flows and revenues. In addition, in the event that one of the pipelines depended upon by either of our refined products terminals modifies its tariff to discontinue service for one or more of the products throughput at our terminals, we will have to discontinue selling or secure an alternate supply of such product. This could have a material adverse impact on the throughput volumes and revenues of our refined products terminals and storage segment.

The assets in our refined products terminals and storage segment have been in service for several decades.

Our refined products terminals and storage assets are generally long-lived assets. Our North Little Rock terminal has been in service for approximately 35 years, and our Caddo Mills terminal has been in service for approximately 30 years. The age and condition of these assets could result in increased maintenance or remediation expenditures. Any significant increase in these expenditures could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Warm weather in the winter heating season or inclement weather in the summer grilling season could lower demand for propane.

Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely on propane primarily as a heating source during the winter. For the year ended December 31, 2014, we sold approximately 65% of our retail, commercial and wholesale propane volumes during the first and fourth quarters of the year.

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. For example, in 2014 the average temperature in the seven states in which we operate was 4% warmer than normal, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration (“NOAA”).

Conversely, our cylinder exchange business experiences higher volumes in the spring and summer, which includes the majority of the grilling season. For the year ended December 31, 2014, we sold approximately 57% of the propane volumes in our cylinder exchange business during the second and third quarters of the year. Sustained periods of poor weather, particularly in the grilling season, can reduce consumers’ propensity to purchase and use grills and other propane-fueled appliances, thereby reducing demand for cylinder exchange and our outdoor products.

Sudden and sharp propane cost increases cannot be passed on to customers with contracted pricing arrangements and these contracted pricing arrangements will adversely affect our profit margins if they are not immediately hedged with an offsetting propane purchase commitment.

Results of operations related to the retail distribution of propane is primarily based on the cents-per-gallon difference between the sales price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. The propane cost per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices, such as crude oil and natural gas prices. We employ risk management techniques that attempt to mitigate risks related to the purchasing, storing, transporting and selling of propane. However, sudden and sharp propane cost increases cannot be passed on to customers with contracted pricing arrangements. In addition, even upon the expiration of short-term contracts, we may face competitive or relationship pressure to minimize any price increases. Therefore, these commitments expose us to product price risk and reduced profit margins if those transactions are not immediately hedged with an offsetting propane purchase commitment.

High prices for propane can lead to customer conservation and attrition, resulting in reduced demand for our products.

Propane prices are subject to fluctuations in response to changes in wholesale prices and other market conditions beyond our control. Therefore, our average retail sales prices can vary significantly within a heating season or from year to year as wholesale prices fluctuate with propane commodity market conditions. During periods of high propane costs our selling prices generally increase. High prices can lead to customer conservation and attrition, resulting in reduced demand for our products.

We are dependent on certain principal propane suppliers, which increases the risks from an interruption in supply and transportation.

During the year ended December 31, 2014, we purchased 66% of our propane needs from four suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and our earnings could be affected. Additionally, in certain areas, based on favorable pricing or the strategic location of certain supply points, a single supplier may provide more than 75% of our propane requirements for that area. Although we have relationships with other suppliers in these areas and have the ability to acquire product elsewhere, in the event of a supply disruption with our primary suppliers in certain regions, we could be forced to purchase propane at a less favorable price and with a higher transportation cost. Accordingly, disruptions in supply in certain areas could also have an adverse impact on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Energy efficiency, advances in technology and competition from other energy sources may affect demand for propane and increases in propane prices may cause our residential customers to increase their conservation efforts.

The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has generally reduced the demand for propane. Propane also competes with other sources of energy such as electricity, natural gas and fuel oil, some of which can be less costly for equivalent energy value. In particular, the gradual expansion of the nation’s natural gas distribution systems has increased the availability of affordable natural gas in rural areas, which historically found propane to be the more cost-effective choice. We cannot predict the effect that future conservation measures, technological advances in heating, conservation, energy generation or other devices or the development of alternative energy sources might have on our operations. As the price of propane increases, some of our customers tend to increase their conservation efforts and thereby decrease their consumption of propane.

If the independently owned third-party haulers that we rely upon for the delivery of propane cylinders from our production facilities to certain of our distribution depots do not perform as expected, or if we or these third-party haulers are not able to manage growth effectively, our relationships with our customers may be adversely impacted and our delivery of propane by cylinder exchange may decline.

We rely in part on independently owned third-party haulers to deliver cylinders from our production facilities to certain of our distribution depots. Accordingly, our success depends on our ability to maintain and manage relationships with these third-party haulers. We exercise only limited influence over the resources that the third-party haulers devote to the delivery of cylinders. We could experience a loss of consumer or retailer goodwill if our third-party haulers do not adhere to our quality control and service guidelines or fail to ensure the timely delivery of an adequate supply of propane cylinders to certain of our production depots. In addition, the number of retail locations accepting delivery of our propane by cylinder exchange and, subsequently, the retailer’s corresponding sales have historically grown significantly along with the creation of our third-party hauler network. Accordingly, our haulers must be able to adequately service an increasing number of propane cylinder deliveries to our distribution depots so that we can service our retail accounts. If we or our third-party haulers fail to manage the growth of our cylinder exchange operations effectively, our financial results from our delivery of propane by cylinder exchange may be adversely affected.

A significant increase in motor fuel costs or other commodity prices may adversely affect our profits.

Motor fuel is a significant operating expense for us in connection with the operation of both our crude oil supply and logistics and NGL distribution and sales segments. Because we do not attempt to hedge motor fuel price risk, a significant increase in motor fuel prices will result in increased transportation costs to us. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, supply and demand for oil and gas, actions by oil and gas producers, war and unrest in oil-producing countries and regions, regional production patterns and weather concerns. Additionally, we may be affected by increases in the cost of materials used to produce portable propane cylinders. As a result, any increases in these prices may adversely affect our profitability and competitiveness.

Our failure or our counterparties’ failure to perform on obligations under commodity derivative and financial derivative contracts could have a material adverse effect on our financial condition, results of operations and cash flows.

We enter into hedging arrangements on a rolling twelve-month basis to manage the cost of propane in our cylinder exchange business. We also may from time to time enter into derivative instruments to hedge our exposure to variable interest rates. Volatility in the oil and gas commodities sector for an extended period of time or intense volatility in the near-term could impair our or our counterparties’ ability to meet margin calls, which could cause us or our counterparties to default on commodity and financial derivative contracts. This could have a material adverse effect on our liquidity or our ability to procure product supply at prices reasonable to us or at all.

We are exposed to the credit risks, and certain other risks, of our key customers and other counterparties.

In connection with the acquisition of certain of our assets, we have entered into agreements pursuant to which various counterparties have agreed to indemnify us, subject to certain limitations, for (i) certain pre-closing environmental liabilities discovered within specified time periods after the date of the applicable acquisition, (ii) certain matters arising from the pre-closing ownership and operation of assets and (iii) ongoing remediation related to the assets. Our business, results of operations, financial condition and our ability to make cash distributions to our unitholders could be adversely affected in the future if these third parties fail to satisfy an indemnification obligation owed to us.

We intend to grow our business in part by seeking strategic acquisition opportunities. If we are unable to make acquisitions on economically acceptable terms from JP Development, ArcLight Fund V or third parties, our future growth will be affected, and the acquisitions we do make may reduce, rather than increase, our cash generated from operations on a per unit basis.

Our ability to grow is dependent, in part, on our ability to make acquisitions that increase our cash generated from operations on a per unit basis. The acquisition component of our strategy is based in large part on our expectation of ongoing divestitures of midstream energy assets by industry participants, including our affiliates. Subject to the right of first offer granted to us, JP Development and ArcLight Fund V are under no obligation to offer to sell us assets and a material decrease in such divestitures by industry participants would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase our cash distributions to our unitholders.

If we are unable to make accretive acquisitions, whether because we are (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (ii) unable to obtain financing for these acquisitions on economically acceptable terms or (iii) outbid by competitors or for any other reason, then our future growth and ability to increase cash distributions could be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from our operations on a per unit basis.

Any acquisition involves potential risks, including, among other things:

·                  mistaken assumptions about volumes, revenue and costs, including operational synergies;

·                  an inability to secure adequate customer commitments to use the acquired assets or businesses;

·                  an inability to successfully integrate the assets or businesses we acquire, particularly given the relatively small size of our management team and its limited history with our assets;

·                  the assumption of unknown liabilities;

·                  limitations on rights to indemnity from the seller;

·                  unforeseen difficulties operating in new geographic areas and business lines; and

·                  customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Our right of first offer to acquire certain ArcLight assets and all of JP Development’s existing and future assets is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.

Our Right of First Offer Agreement with JP Development and ArcLight Fund V provides us with a right of first offer on (i) JP Development’s existing and future assets for a period of five years from the closing of our initial public offering and (ii) ArcLight Fund V’s indirect 50% interest in Republic for a period of eighteen months from the closing of our initial public offering. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, JP Development’s and ArcLight Fund V’s willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and JP Development and ArcLight Fund V are under no obligation to accept any offer that we may choose to make in response to any notice by JP Development or ArcLight Fund V of their intent to transfer assets. In addition, certain of the assets covered by our right of first offer may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any of JP Development’s or ArcLight Fund V’s assets are offered for sale, and our decision will not be subject to unitholder approval.

Our construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.

One of the ways we intend to grow our business is through organic growth projects. The construction of additions or modifications to our existing assets and the construction of new midstream assets involve numerous regulatory, environmental, political, legal and economic uncertainties that are beyond our control. Such expansion projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms or at all. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project.

Our growth strategy requires access to new capital. Tightened capital markets or increased competition for investment opportunities could impair our ability to grow.

We continuously consider potential acquisitions and opportunities for organic growth projects. Our ability to fund our capital projects and make acquisitions depends on whether we can access the necessary financing to fund these activities. Any limitations on our access to capital or increase in the cost of that capital could significantly impair our growth strategy. In addition, a variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, changes in key benchmark interest rates, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets. Due to these factors, we cannot be certain that funding for our capital needs will be available from bank credit arrangements or the capital markets on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to implement our growth strategy, enhance our existing business, complete acquisitions and organic growth projects, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Our business is subject to federal, state and local laws and regulations that govern the product quality specifications of the crude oil and refined products that we gather, store, transport and handle.

The crude oil and refined products that we gather, store, transport and handle are sold by our customers for consumption into the public market. Various federal, state and local agencies have the authority to prescribe specific product quality specifications to commodities sold into the public market. Changes in product quality specifications could reduce our throughput volume, require us to incur additional handling costs or require the expenditure of significant capital. In addition, different product specifications for different markets impact the fungibility of products transported and stored in our refined products terminals and could require the construction of additional facilities to segregate products with different specifications. We may be unable to recover these costs through increased revenues.

We are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities.

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations that govern the discharge of materials into the environment or otherwise relate to environmental protection. These laws include federal and state laws that impose obligations related to air emissions, regulate the cleanup of hazardous substances that may be or have been released at properties currently or previously owned or operated by us or at locations to which our wastes are or have been transported for disposal, regulate discharges from our facilities into state and federal waters, including wetlands, establish strict liability for releases of oil into waters of the United States, impose requirements for the storage, treatment and disposal of solid and hazardous waste from our facilities, relate to the protection of endangered flora and fauna and impose requirements on the use, storage and disposal of various chemicals and chemical substances at our facilities.

These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our facilities, and the imposition of substantial liabilities and remedial obligations for pollution resulting from our operations or at locations currently or previously owned or operated by us. Joint and several strict liability may be incurred, without regard to fault, under certain of these environmental laws and regulations in connection with discharges or releases of hydrocarbon wastes on, under or from our properties and facilities, some of which have been used for midstream activities for a number of years, oftentimes by third parties not under our control. Private parties, including the owners of the facilities where any wastes we generate are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. Numerous governmental authorities, such as the Environmental Protection Agency (the “EPA”) and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly corrective actions or costly pollution control measures. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, we may experience a delay in obtaining or be unable to obtain required permits or regulatory authorizations, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenue. More stringent laws and regulations may be adopted in the future. We may not be able to recover all or any of these costs from insurance.

Climate change legislation or regulatory initiatives could result in increased operating costs and reduced demand for the services we provide.

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the Clean Air Act (“CAA”). Accordingly, the EPA adopted emissions limits for motor vehicles, which then triggered the development and adoption of construction and operating permit requirements under the Prevention of Significant Deterioration and Title V programs for certain stationary sources. In addition, the EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries. In November 2010, the EPA expanded its GHG reporting rule to include onshore and offshore oil and natural gas production, processing, transmission, storage, and distribution facilities, requiring reporting of GHG emissions from such facilities on an annual basis. In December 2014, the EPA proposed additional amendments to its greenhouse gas reporting rule, which could add reporting requirements for additional facilities.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. If Congress undertakes comprehensive tax reform, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would affect our business, any such future laws and regulations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements, including the imposition of a carbon tax. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil and gas, which could reduce the demand for crude oil or refined products produced or distributed by our customers, which could in turn reduce revenues we are able to generate by providing services to our customers. Accordingly, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Also, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil, natural gas and NGL production in our areas of operation, which could adversely impact our business and results of operations.

Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil, natural gas and NGL production by our customers, which could materially adversely impact our revenues. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into geographic formations to stimulate hydrocarbon production. Although we do not engage in hydraulic fracturing activities, an increasing percentage of hydrocarbon production by our customers and suppliers is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing is typically regulated by state oil and gas commissions. Some states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. In addition, a number of federal agencies, including the EPA and the Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing, and have asserted federal regulatory authority over the process. Moreover, Congress from time to time has proposed legislation to more closely and uniformly regulate hydraulic fracturing at the federal level. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for our customers to perform fracturing to stimulate production from tight formations. Restrictions on hydraulic fracturing could also reduce the volume of hydrocarbons that our customers produce, and could thereby adversely affect our revenues and results of operations.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. If a significant accident or event occurs for which we are not adequately insured or if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, our operations and financial results could be adversely affected.

Our operations are subject to all of the risks and hazards inherent in the crude oil transportation, storage, supply and logistics, refined products terminals and storage and NGL distribution and sales industries, including:

·                  damage to our facilities, vehicles and equipment caused by hurricanes, tornadoes, floods, fires and other natural disasters, acts of terrorism and actions by third parties;

·                  inadvertent damage from construction, vehicles, farm and utility equipment;

·                  leaks of crude oil, NGLs and other hydrocarbons or losses of crude oil or NGLs as a result of the malfunction of equipment or facilities;

·                  ruptures, fires and explosions; and

·                  other hazards that could also result in personal injury, loss of life, pollution or suspension of operations.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage. These risks may also result in curtailment or suspension of our operations. A natural disaster or other hazard affecting the areas in which we operate could have a material adverse effect on our operations. We are not fully insured against all risks inherent in our business. For example our business interruption/loss of income insurance provides limited coverage in the event of damage to any of our underground storage tanks. In addition, although we are insured for environmental pollution resulting from certain environmental incidents, we may not be insured against all environmental incidents that might occur, some of which may result in toxic tort claims. If a significant incident occurs for which we are not fully insured, it could adversely affect our operations and financial condition. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates.

We are subject to litigation risks that could adversely affect our operating results to the extent not covered by insurance.

Our operations are subject to all operating hazards and risks normally associated with handling, storing and delivering combustible liquids such as NGLs, refined products and crude oil. We have been, and are likely to continue to be, a defendant in various legal proceedings and litigation arising in the ordinary course of business, both as a result of these operating hazards and risks and as a result of other aspects of our business. We are self-insured for general and product, workers’ compensation and automobile liabilities up to predetermined amounts above which third-party insurance applies. We cannot guarantee that our insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that these levels of insurance will be available at economical prices, or that all legal matters that arise will be covered by our insurance programs.

Because our common units are yield-oriented securities, increases in interest rates could adversely impact our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

Interest rates are likely to increase in the future. As a result, interest rates on our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by our level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at intended levels.

Debt we may incur in the future could limit our flexibility to obtain financing and to pursue other business opportunities.

We have approximately $83.0 million of total indebtedness and $145.7 million available for future borrowings under our revolving credit facility as of December 31, 2014. Our future level of debt could have important consequences to us, including the following:

·                  our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

·                  our funds available for operations, future business opportunities and cash distributions to our unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;

·                  we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

·                  our flexibility in responding to changing business and economic conditions may be limited.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms or at all.

Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations, ability to make distributions to our unitholders and value of our common units.

Our revolving credit facility limits our ability to, among other things:

·                  incur or guarantee additional debt;

·                  make distributions on or redeem or repurchase units;

·                  make certain investments and acquisitions;

·                  make capital expenditures;

·                  incur certain liens or permit them to exist;

·                  enter into certain types of transactions with affiliates;

·                  merge or consolidate with or into another company; and

·                  transfer, sell or otherwise dispose of our assets.

Our revolving credit facility contains covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests.

The provisions of our revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with, or obtain a waiver of, the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to terminate the remaining commitments under our revolving credit facility and declare the outstanding principal thereunder, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

Cyber-attacks and threats could have a material adverse effect on our operations.

Cyber-attacks may significantly affect our operations and those of our customers. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States. We do not maintain specialized insurance for possible liability resulting from a cyber-attack on our assets that may shut down all or part of our business. We currently are implementing our own cyber security programs and protocols; however, we cannot guarantee their effectiveness. A significant cyber-attack could have a material adverse effect on our operations or those of our customers.

The risk of terrorism, political unrest and hostilities in the Middle East or other energy producing regions may adversely affect the economy and our business.

Terrorist attacks, political unrest and hostilities in the Middle East or other energy producing regions may adversely impact the price and availability of crude oil, refined products and NGLs, as well as our results of operations, our ability to raise capital and our future growth. The impact that the foregoing may have on our industry in general, and on us in particular, is not known at this time. An act of terror could result in disruptions of crude oil and NGL supplies and markets, and our infrastructure or facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to gather and transport crude oil, refined products and NGLs if our means of transportation become damaged as a result of an attack. We have opted to purchase insurance coverage for terrorist acts within our property and casualty insurance programs, but we can give no assurance that our insurance coverage will be adequate to fully compensate us for any losses to our business or property resulting from terrorist acts.

Derivatives legislation adopted by Congress and rules and regulations promulgated thereunder by the CFTC could have an adverse impact on our ability to hedge risks associated with our business.

The Dodd-Frank Act was signed into law in 2010 and regulates derivative and commodity transactions, which include certain instruments used in our risk management activities.  The Dodd-Frank Act requires the Commodity Futures Trading Commission (the “CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the legislation. While many of the regulations are already in effect, the implementation process is still ongoing, and we cannot yet predict the ultimate effect of the regulations on our business.

In its rulemaking under the Dodd-Frank Act, the CFTC may finalize its regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, although certain bona fide hedging transactions would be exempt from these position limits provided that various conditions are satisfied.  Once finalized, the position limits rule and its companion rule on aggregation may have an impact on our ability to hedge our exposure to certain commodities.  The Dodd-Frank Act and CFTC rules also will require us, in connection with certain derivatives activities, to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption, such as the end-user exception, to such requirements).  As the CFTC further designates swap contracts as required to be cleared and traded on a trading facility, the utility of exemptions such as the end-user exception will become even more important.  Our ability to rely on the end-user exception may impact the effectiveness of our hedging activities.

In addition, the Dodd-Frank Act and any new regulations could, among other things, significantly increase the cost of entering into derivative and commodity contracts (including from swap recordkeeping and reporting requirements), materially alter the terms of derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, require greater collateral support (e.g., initial and variation margin) for derivative contracts, and potentially increase our exposure to less creditworthy counterparties.  If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on our financial condition, results of operations and cash available for distribution.

Because the CFTC is still in the process of interpreting its regulations, it is possible that some of the derivative and commodity contracts used in our business may be treated differently in the future.  For example, the CFTC may further revise its definitions for spots, forwards, forwards with volumetric optionality, trade options, full requirements contracts and certain other contracts that may combine the elements of physical commodity trades and cash settlement, netting and book-outs.  If these contracts were classified as swaps, the costs of entering into these contracts will likely increase.

Finally, under the Dodd-Frank Act, the CFTC is also directed generally to prevent price manipulation and fraud in physical commodities markets traded in interstate commerce, including physical energy and other commodities, as well as financial instruments, such as futures, options and swaps.  The CFTC has adopted additional anti-market manipulation, anti-fraud and disruptive trading practices regulations that prohibit, among other things, fraud and price manipulation in the physical commodities, futures, options and swaps markets.  Accordingly, the CFTC and the self-regulatory organizations (“SROs”), such as commodity futures exchanges, are continuing to develop their respective enforcement authorities and compliance priorities under the Dodd-Frank Act.  Given the novelty of the regulations under the Dodd-Frank Act, it is difficult to predict how these new enforcement priorities of the CFTC and the SROs will impact our business.  Should we violate the laws regulating hedging activities or regulations promulgated by the CFTC or any rules adopted by the SROs thereunder, we could be subject to CFTC enforcement action and material penalties and sanctions.

Our ability to operate our business effectively could be impaired if we fail to attract and retain key management personnel and employees.

Our ability to operate our business and implement our strategies will depend on our continued ability to attract and retain highly skilled management personnel with energy industry experience. Competition for these persons in the energy industry is intense. For instance, given the overall demand for crude oil transportation services, qualified drivers of crude oil gathering and transportation trucks are in high demand. We may be unable to attract and retain enough qualified drivers to effectively service our customers. Additionally, given our size, we may be at a disadvantage, relative to our larger competitors, in the competition to attract and retain such personnel. We may not be able to continue to employ our senior executives and key personnel or attract and retain qualified personnel in the future, and our failure to retain or attract senior executives and key personnel could have a material adverse effect on our ability to effectively operate our business.

The amount of cash we have available for distribution to holders of our common and subordinated units depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.

The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on our profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses for financial accounting purposes and may not make cash distributions during periods when we record net income for financial accounting purposes.

Risks Inherent in an Investment in Us

Our general partner and its affiliates, including Lonestar, JP Development and ArcLight, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to our detriment and that of our unitholders.

CB Capital Holdings II, LLC and JP Energy GP LLC (two entities that are owned and controlled by certain members of management) and Lonestar own and control our general partner and its non-economic general partner interest in us. In addition, management owns an aggregate 4.8% limited partner interest in us and Lonestar owns a 51.3% limited partner interest in us. Although our general partner has a duty to manage us in a manner that it believes is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owners. Conflicts of interest may arise between CB Capital Holdings II, LLC, JP Energy GP LLC, Lonestar, JP Development and ArcLight and their affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates, including Lonestar, JP Development and ArcLight, over the interests of our unitholders. These conflicts include, among others, the following:

·                  neither our partnership agreement nor any other agreement requires CB Capital Holdings II, LLC, JP Energy GP LLC, Lonestar, JP Development or ArcLight to pursue a business strategy that favors us;

·                  our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities and restricting the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

·                  certain officers and directors of our general partner are officers or directors of affiliates of our general partner, including CB Capital Holdings II, LLC, JP Energy GP LLC, Lonestar and JP Development, and also devote significant time to the business of these entities and are compensated accordingly;

·                  affiliates of our general partner are not limited in their ability to compete with us and may offer business opportunities or sell midstream assets to parties other than us, subject to the right of first offer that JP Development and ArcLight Fund V have granted us;

·                  except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

·                  our general partner will determine the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

·                  our general partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce our operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our general partner, the amount of adjusted operating surplus generated in any given period and the ability of subordinated units to convert into common units;

·                  our general partner will determine which costs incurred by it are reimbursable by us;

·                  our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate expiration of the subordination period;

·                  our partnership agreement permits us to classify up to $30.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to our general partner in respect of the incentive distribution rights;

·                  our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

·                  our general partner intends to limit its liability regarding our contractual and other obligations;

·                  our general partner may exercise its right to call and purchase all of our common units not owned by it and its affiliates if it and its affiliates own more than 80.0% of our outstanding common units;

·                  our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including (i) the right of first offer granted to us by JP Development and ArcLight Fund V and (ii) the performance of one of the truck transportation agreements in our crude oil gathering and transportation business, each as described in greater detail in “Certain Relationships and Related Party Transactions”;

·                  our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

·                  our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner, which we refer to as our conflicts committee, or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers, directors and owners. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

Affiliates of our general partner, including Lonestar, JP Development and ArcLight, may compete with us, and neither our general partner nor its affiliates have any obligation to present business opportunities to us.

Neither our partnership agreement nor any other agreement will prohibit affiliates of our general partner, including Lonestar, JP Development and ArcLight, from owning assets or engaging in businesses that compete directly or indirectly with us. For example, ArcLight Fund V is the majority owner of the general partner of another publicly traded master limited partnership in the midstream segment of the energy industry, which may compete with us in the future. In addition, Lonestar, JP Development, ArcLight and other affiliates of our general partner may acquire, construct or dispose of midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets, subject to the right of first offer that JP Development and ArcLight Fund V, have granted us. As a result, competition from affiliates of our general partner, including Lonestar, JP Development LP and ArcLight, could materially adversely impact our results of operations and distributable cash flow.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or our revolving credit facility on our ability to issue additional units, including units ranking senior to the common units as to distribution or liquidation, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of distributable cash flow available to our unitholders.

Other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no legal obligation to make quarterly cash distributions, and our general partner has considerable discretion to establish cash reserves that would reduce the amount of available cash we distribute to unitholders.

Generally, our available cash is comprised of cash on hand at the end of a quarter plus cash on hand resulting from any working capital borrowings made after the end of the quarter less cash reserves established by our general partner. Our partnership agreement permits our general partner to establish cash reserves for the proper conduct of our business (including reserves for our future capital expenditures and anticipated future debt service requirements), to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to unitholders. As a result, even when there is no change in the amount of distributable cash flow that we generate, our general partner has considerable discretion to establish cash reserves, which would result in a reduction in the amount of available cash we distribute to unitholders. Accordingly, there is no guarantee that we will make quarterly cash distributions to our unitholders at our minimum quarterly distribution rate or at any other rate, and we have no legal obligation to do so.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.

Our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders.  This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our common and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

·                  whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

·                  our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith;

·                  our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, engaged in intentional fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

·                  our general partner will not be in breach of its obligations under our partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our partnership agreement.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, our partnership agreement provides that any determination by our general partner must be made in good faith, and that our conflicts committee and the board of directors of our general partner are entitled to a presumption that they acted in good faith. In any proceeding brought by or on behalf of any unitholder or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

If you are not both a citizenship eligible holder and a rate eligible holder, your common units may be subject to redemption.

In the future, we may acquire or construct assets that are subject to regulation by the Federal Energy Regulatory Commission (“FERC”), and we may enter into leases with, or obtain permits or other authorizations from, the federal government that place citizenship requirements on our investors. In order to avoid (i) any material adverse effect on the maximum applicable rates that can be charged to customers by our subsidiaries on any assets that are subject to rate regulation by FERC or analogous regulatory body and (ii) any substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or other authorization, in which we have an interest, we have adopted certain requirements regarding those investors who may own our common units. Citizenship eligible holders are individuals or entities whose nationality, citizenship or other related status does not create a substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or authorization, in which we have an interest, and will generally include individuals and entities who are United States citizens. Rate eligible holders are individuals or entities subject to United States federal income taxation on the income generated by us or entities not subject to United States federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to such taxation. If you are not a person who meets the requirements to be a citizenship eligible holder and a rate eligible holder, you run the risk of having your units redeemed by us at the market price as of the date three days before the date the notice of redemption is mailed. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner. In addition, if you are not a person who meets the requirements to be a citizenship eligible holder, you will not be entitled to voting rights.

Reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce our distributable cash flow. The amount and timing of such reimbursements will be determined by our general partner.

Prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including Lonestar, for expenses they incur and payments they make on our behalf. Under our partnership agreement, we will reimburse our general partner and its affiliates for certain expenses incurred on our behalf, including, among other items, compensation expense for all employees required to manage and operate our business. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce the amount of available cash to pay cash distributions to our common unitholders.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or the board of directors of our general partner and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner is chosen by the members of our general partner, which are controlled by members of our management and by Lonestar. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which our common units will trade could be reduced because of the absence or reduction of a takeover premium in the trading price. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of our management.

Even if holders of our common units are dissatisfied, they cannot remove our general partner without its consent.

Our unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent our general partner’s removal. The vote of the holders of at least 66 2/3% of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. Our general partner and its affiliates own 56.1% of our common units and subordinated units. Also, if our general partner is removed without cause during the subordination period and common units and subordinated units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20.0% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its non-economic general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of our general partner’s members to transfer their membership interests in our general partner to a third party. The new members of our general partner would then be in a position to replace the board of directors and officers of our general partner and to control the decisions taken by the board of directors and officers of our general partner.

Our general partner may transfer its incentive distribution rights to a third party without unitholder consent.

Our general partner may transfer its incentive distribution rights to a third party at any time without the consent of our unitholders. If our general partner transfers its incentive distribution rights to a third party but retains its non-economic general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights. For example, a transfer of incentive distribution rights by our general partner could reduce the likelihood of Lonestar or its affiliates, including JP Development, selling or contributing midstream assets to us, as Lonestar and its affiliates would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

We may issue additional units without unitholder approval, which would dilute unitholder interests.

At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such limited partner interests. Further, neither our partnership agreement nor our revolving credit facility prohibits the issuance of equity securities that may effectively rank senior to our common units as to distributions or liquidations. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

·                  our unitholders’ proportionate ownership interest in us will decrease;

·                  the amount of distributable cash flow available for distribution on each unit may decrease;

·                  because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

·                  the ratio of taxable income to distributions may increase;

·                  the relative voting strength of each previously outstanding unit may be diminished; and

·                  the market price of our common units may decline.

Our general partner may cause us to borrow funds in order to make cash distributions, even where the purpose or effect of the borrowing benefits our general partner or its affiliates.

In some instances, our general partner may cause us to borrow funds under our revolving credit facility, from Lonestar or its affiliates or otherwise from third parties in order to permit the payment of cash distributions. These borrowings are permitted even if the purpose and effect of the borrowing is to enable us to make a distribution on the subordinated units, to make incentive distributions or to hasten the expiration of the subordination period.

Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80.0% of our common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. Our general partner and its affiliates own approximately 22.2% of our common units. At the end of the subordination period (which could occur as early as September 30, 2015), assuming no additional issuances of common units (other than upon the conversion of the subordinated units), our general partner and its affiliates will own approximately 56.1% of our common units.

Your liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made non-recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. You could be liable for our obligations as if you were a general partner if a court or government agency were to determine that:

·                  we were conducting business in a state but had not complied with that particular state’s partnership statute; or

·                  your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”), we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received an impermissible distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable for the obligations of the transferor to make contributions to the partnership that are known to the transferee at the time of the transfer and for unknown obligations if the liabilities could be determined from our partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

The market price of our common units may fluctuate significantly and, due to limited daily trading volumes, an investor could lose all or part of its investment in us.

There were 13,750,000 publicly traded common units as of March 2, 2015. In addition, our general partner and its affiliates own 56.1% of our common units and subordinated units. An investor may not be able to resell its common units at or above its acquisition price. Additionally, a lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.

The market price of our common units may decline and be influenced by many factors, some of which are beyond our control, including:

·                  our quarterly distributions;

·                  our quarterly or annual earnings or those of other companies in our industry;

·                  the loss of a large customer;

·                  announcements by us or our competitors of significant contracts or acquisitions;

·                  changes in accounting standards, policies, guidance, interpretations or principles;

·                  general economic conditions;

·                  the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

·                  future sales of our common units; and

·                  other factors described in these Risk Factors.

Our general partner, or any transferee holding incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights without the approval of our conflicts committee or the holders of our common units. This could result in lower distributions to holders of our common units.

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received distributions on its incentive distribution rights at the highest level to which it is entitled (50.0%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to our general partner will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the incentive distribution rights in the prior two quarters. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units in connection with resetting the target distribution levels. Additionally, our general partner has the right to transfer all or any portion of our incentive distribution rights at any time, and such transferee will have the same rights as our general partner relative to resetting target distributions if our general partner concurs that the tests for resetting target distributions have been fulfilled.

The NYSE does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.

Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

We will incur increased costs as a result of being a publicly traded partnership.

We have limited history operating as a publicly traded partnership. As a publicly traded partnership, we will incur significant legal, accounting and other expenses. In addition, Section 404 of the Sarbanes-Oxley of 2002 and related rules subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange have required changes in the corporate governance practices of publicly traded companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make activities more time-consuming and costly. For example, as a result of becoming a publicly traded partnership, we are required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we will incur additional costs associated with our publicly traded partnership reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for our general partner to obtain director and officer liability insurance and to possibly result in our general partner having to accept reduced policy limits and coverage. As a result, it may be more difficult for our general partner to attract and retain qualified persons to serve on its board of directors or as executive officers.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of additional entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS on this matter.  Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35.0%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to you. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash flow available for distribution to you. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships, including the elimination of the qualifying income exception upon which we rely for our treatment as a partnership for federal income tax purposes. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to be treated as a partnership for federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

Our unitholders’ share of our income is taxable to them for federal income tax purposes even if they do not receive any cash distributions from us.

Because a unitholder is treated as a partner to whom we allocate taxable income that could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income is taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes, on its share of our taxable income even if it receives no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash flow available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders (including holders of our subordinated units) because the costs will reduce our distributable cash flow.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize a gain or loss for federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale of common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and non-United States persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

An investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-United States persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, is unrelated business taxable income and is taxable to them. Distributions to non-United States persons are reduced by withholding taxes at the highest applicable effective tax rate, and non-United States persons are required to file federal income tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-United States person, you should consult a tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of those common units. If so, he would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, he may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income.  Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

We have adopted certain valuation methodologies and monthly conventions for federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner (as the holder of our incentive distribution rights) and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of our common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between our general partner (as the holder of our incentive distribution rights) and our unitholders, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our general partner (as the holder of our incentive distribution rights) and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50.0% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50.0% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50.0% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Internal Revenue Code, and we could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

As a result of investing in our common units, you may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We conduct business in every state in the continental United States. Many of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all federal, state and local tax returns.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We believe that we have satisfactory title to all of the assets that we own. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, liens that can be imposed in some jurisdictions for government-initiated action to clean up environmental contamination, liens for current taxes and other burdens and easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by us, we believe that none of these burdens should materially detract from the value of these properties or from our interest in these properties or should materially interfere with their use in the operation of our business.

Our general partner maintains its headquarters in Irving, Texas. We also have regional offices located in Houston, Texas, Tulsa, Oklahoma and Gurnee, Illinois. The current lease of our general partner’s headquarters expires in 2019. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS.

The information required for this item is provided in “Note 15 — Commitments and Contingencies” included in our audited consolidated financial statements in Part IV, Item 15 of this report, which is incorporated herein by reference.

ITEM 4. MINE SAFTEY DISCLOSURES.

None.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common limited partner units are traded of the New York Stock Exchange (“NYSE”) under the symbol “JPEP.” Initial trading of our common units commenced on October 2, 2014. Accordingly, no market for our common units existed prior to that date. On October 7, 2014, we closed our IPO at a price to the public of $20.00 per common unit.

The following table sets forth the quarterly high and low sales prices per common unit, as reported by the NYSE, and the quarterly cash distributions for the indicated period:

	Price Range		Distribution per
2014	High	Low	common unit

Fourth Quarter (from October 2, 2014)	$20.71	$10.55	$0.3038	(1)

(1)                                 Represents the initial pro rata distribution of our minimum quarterly distribution for the period from October 7, 2014 to December 31, 2014.

Holders

As of March 2, 2015, the market price for our common units was $14.75 per unit and there were approximately 65 unitholders of record of our common units. There are 70 record holders of our subordinated units. There is no established public trading market for our subordinated units.

Securities Authorized for Issuance under Equity Compensation Plans

In connection with the completion of our IPO, our general partner adopted the JP Energy Partners LP 2014 Long-Term Incentive Plan. Please read “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters,” which is incorporated by reference into this Item 5.

Distributions of Available Cash

General. Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by our general partner.

Definition of Available Cash. Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

·                  less, the amount of cash reserves established by our general partner to:

·                  provide for the proper conduct of our business (including reserves for our future capital expenditures and anticipated future debt service requirements);

·                  comply with applicable law, any of our debt instruments or other agreements; or

·                  provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

·                  plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

Minimum Quarterly Distribution. We intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.3250 per unit, or $1.30 per unit on an annualized basis, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement.

Incentive Distribution Rights. As our quarterly distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner, as the holder of the IDRs, becomes entitled to increasing percentages (15.0%, 25.0% and 50.0%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. See Note 13 to our audited consolidated financial statements for additional information.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Unitholder Return Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent we specifically incorporate it by reference into such filing.

The following performance graph compares the cumulative total unitholder return on our common units as traded on the NYSE with the Standard & Poor’s 500 Stock Index (the “S&P 500”), and the Alerian MLP Index (“MLP Index”). It is assumed that (i) $100 was invested in our common units at $19.11 per unit (the closing price at the end of our first trading day), the S&P 500, and the MLP Index on October 2, 2014 (our first day of trading) and (ii) distributions were reinvested on the relevant payment dates. The following performance graph is historical and not necessarily indicative of future price performance.

	10/2/2014	10/31/2014	11/30/2014	12/31/2014
JP Energy Partners	$100.00	$88.49	$76.40	$64.00
S&P 500	100.00	102.49	106.24	105.79
Alerian MLP Index	100.00	95.65	92.69	87.43

ITEM 6. SELECTED FINANCIAL DATA.

The table set forth below presents, as of the dates and for the periods indicated, our selected historical consolidated financial and operating data. The historical financial data presented as of December 31, 2014, 2013, 2012 and 2011 and for the years ended December 31, 2014, 2013, 2012, and 2011 have been derived from our audited historical consolidated financial statements. The historical financial data presented as of December 31, 2010 and for the period for May 5, 2010 (date of inception) to December 31, 2010 is derived from our unaudited historical consolidated financial statements.

On February 12, 2014, we acquired certain assets from JP Development. Because we and JP Development are both affiliates of ArcLight, this was a transaction between commonly controlled entities and we were required to account for the transaction in a manner similar to the pooling of interest method of accounting. Under this method of accounting, we reflected in our balance sheet the acquired assets at JP Development’s historical carryover basis instead of reflecting the fair market value of assets and liabilities of the acquired assets. In addition, we have retrospectively adjusted our financial statements to include the operating results of the acquired assets from the dates these assets were originally acquired by JP Development (the dates upon which common control began). Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—JP Development Acquisition and Recast of Historical Financial Statements.”

The following table should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this document.

The following table presents Adjusted EBITDA and adjusted gross margin, financial measures that are not presented in accordance with generally accepted accounting principles in the United States (“GAAP”). For a discussion of how we derive these measures and a reconciliation of Adjusted EBITDA and adjusted gross margin to their most directly comparable financial measures calculated in accordance with GAAP and a discussion of how we use Adjusted EBITDA and adjusted gross margin to evaluate our operating performance, please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate Our Operations — Adjusted EBITDA and adjusted gross margin.”

	Year Ended December 31,				Unaudited Period from May 5, 2010 (date of inception) to December 31,
	2014	2013 (1)	2012 (1)	2011	2010
	($ in thousands, except unit data)
Statement of Operations Data:
Total revenue	$1,693,634	$2,102,233	$427,581	$67,156	$8,541
Costs and expenses:
Cost of sales, excluding depreciation and amortization	1,567,110	1,964,631	368,791	$49,048	6,853
Operating expense	67,514	61,925	28,640	9,584	1,656
General and administrative	47,398	45,284	20,983	6,053	2,163
Depreciation and amortization	42,488	33,345	13,856	2,841	437
Loss on disposal of assets, net	1,366	1,492	1,142	68	—
Operating loss	(32,242)	(4,444)	(5,831)	(438)	(2,568)
Other income (expense):
Interest expense	(9,393)	(9,075)	(3,405)	(633)	(57)
Loss on extinguishment of debt	(1,634)	—	(497)	(95)	—
Other income, net	154	688	247	—	—
Loss from continuing operations before income taxes	(43,115)	(12,831)	(9,486)	(1,166)	(2,625)
Income tax expense	(300)	(208)	(222)	(35)	—
Net loss from continuing operations	(43,415)	(13,039)	(9,708)	(1,201)	(2,625)
Net income (loss) from discontinued operations (2)	(9,608)	(1,182)	1,320	—	—
Net loss	$(53,023)	$(14,221)	$(8,388)	$(1,201)	$(2,625)
Net loss attributable to the period from January 1, 2014 to October 1, 2014	34,407
Net loss attributable to limited partners	$(18,616)
Basic and diluted loss per common and subordinated unit	$(0.51)

Statement of Cash Flows Data:
Cash provided by (used in):
Operating activities	$30,157	$13,882	$(6,990)	$(5,895)	$(2,796)
Investing activities	(46,153)	(27,735)	(292,334)	(26,860)	(21,911)
Financing activities	16,087	6,988	304,991	34,825	27,068

Other Financial Data(3):
Adjusted gross margin	$140,443	$136,491	$57,203	$18,108	$1,688
Adjusted EBITDA	31,651	34,284	14,560	2,825	(2,123)

Balance Sheet Data:
Cash and cash equivalents	$3,325	$3,234	$10,099	$4,432	$2,362
Property, plant and equipment, net	262,148	238,093	191,864	27,720	12,694
Total assets	813,173	843,402	562,124	65,931	32,138
Total long-term debt (including current maturities)	84,508	184,846	167,739	16,948	11,381
Total partners’ capital	600,680	533,393	314,153	41,466	10,216

Operating Data(4):
Crude oil pipeline throughput (Bbl/d)	20,868	13,738	—	—	—
Crude oil sales (Bbl/d)	45,643	53,471	24,201	—	—
Refined products terminals throughput (Bbl/d)	63,859	69,071	57,143	—	—
NGL and refined product sales (Mgal/d)	200	181	129	61	15

(1)                                 Our historical consolidated financial and operating data for the years ended December 31, 2013 and 2012 have been retrospectively adjusted for the JP Development Dropdown. Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—JP Development Acquisition and Recast of Historical Financial Statements.”

(2)                                 In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

(3)                                 Adjusted gross margin and Adjusted EBITDA are financial measures that are not presented in accordance with GAAP. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate Our Operations — Adjusted EBITDA and adjusted gross margin.”

(4)                                 Represents the average daily throughput volume in our crude oil pipelines and storage segment, the average daily sales volume in our crude oil supply and logistics segment, the average daily throughput volume in our refined products terminals and storage segment and the average daily sales volume in our NGL distribution and sales segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS.

The following discussion and analysis of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, our historical consolidated financial statements and the notes thereto included elsewhere in this document.

Overview

We are a growth-oriented limited partnership formed in May 2010 by members of management and further capitalized by ArcLight to own, operate, develop and acquire a diversified portfolio of midstream energy assets. Our operations currently consist of four business segments: (i) crude oil pipelines and storage, (ii) crude oil supply and logistics, (iii) refined products terminals and storage and (iv) NGL distribution and sales, which together provide midstream infrastructure solutions for the growing supply of crude oil, refined products and NGLs in the United States. Since our formation, our primary business strategy has been to focus on:

·                  owning, operating and developing midstream assets serving two of the most prolific shale plays in the United States, as well as serving key crude oil, refined product and NGL distribution hubs;

·                  providing midstream infrastructure solutions to users of liquid petroleum products in order to capitalize on changing product flows between producing and consuming markets resulting from the significant growth in hydrocarbon production across the United States; and

·                  operating one of the largest propane cylinder exchange businesses in the United States and capitalizing on the increase in demand and extended applications for portable propane cylinders.

We are focused on growing our business through organic development, acquiring and constructing additional midstream infrastructure assets and by increasing the utilization of our existing assets to gather, transport, store and distribute crude oil, refined products and NGLs.

General Trends and Outlook

Our business is subject to the key trends discussed below. We have based our expectations on assumptions made by us and on the basis of information currently available to us. To the extent our underlying assumptions about our interpretation of available information prove to be incorrect, our actual results may vary from our expected results.

Production

Over the past several years, there has been a fundamental shift in crude oil production in the United States towards unconventional resources. According to the EIA, this includes crude oil produced from shale formations, tight gas and coal beds. The emergence of unconventional crude oil plays, such as in the Permian Basin, and advances in technology have been crucial factors that have allowed producers to efficiently extract significant volumes of crude oil from these plays. According to the EIA, the dual application of horizontal drilling and hydraulic fracturing has been the primary driver of increases in shale production. The development of these unconventional sources has offset declines in other, more traditional hydrocarbon supply sources, which has helped meet growing demand and lowered the need for imported crude oil. While crude oil production in the United States has been strong in recent years, the steep decline in crude oil prices has reduced the incentive for producers to expand production. Several major producers have reported that they plan to reduce their capital expansion budgets, and several oilfield services companies have announced reductions in staffing. Various media outlets have reported that, with prices at current levels, it may become uneconomical to drill new crude oil wells in certain basins. If crude oil prices remain low, declines in crude oil production may adversely impact volumes in our crude oil supply and logistics segment and crude oil pipelines and storage segment.

Production of Refined Products

Access to lower cost crude oil supplies has enabled inland refineries to produce refined petroleum products at a cost that allows them to compete over a much broader geographic area with supply from refineries located on the Gulf Coast. This dynamic has significantly diminished the flow of crude oil from the Gulf Coast to the Midwest and increased the flow of refined petroleum products from the Midwest to the Gulf Coast. We believe the changing dynamics of crude oil production may offer opportunities to grow the throughput and value of our refined products terminals by completing projects to connect them to additional, less-expensive sources of product supply.

In the third quarter of 2014, we discovered that our product measurement and quality control processes at our refined products terminal in North Little Rock, Arkansas were resulting in excessive product gains for JP Energy. We have undertaken procedures to improve and remediate our measurement and quality control processes to be in compliance with industry standards, and we returned a certain amount of refined products to the majority of our customers in the fourth quarter of 2014. We have recorded a charge of $2.3 million for the year ended December 31, 2014, of which $2.1 million represents the value of refined products we have returned to our customers and $0.2 million represents the estimated value of refined products we will return to our customers.

We believe it is reasonably likely that the new processes and procedures that we are undertaking will result in a decrease in revenues from product sales in our refined products terminals and storage segment in future periods relative to historical periods, although this reduction may be partially offset by an operational excellence initiative that we are undertaking at both of our refined products terminals.

Supply of Crude Oil Storage Capacity

An important factor in determining the value of our crude oil storage capacity and the rates we are able to charge for new contracts or contract renewals is whether a surplus or shortfall of crude oil storage capacity exists relative to the overall demand for crude oil storage services in a given market area. We currently have a long-term contract with the user of our crude oil storage capacity in Cushing, Oklahoma that has a remaining term of approximately 2.5 years as of December 31, 2014. We believe the demand for crude oil storage capacity in our market area will remain strong because of rising inland United States and Canadian production and the integral role that the Cushing interchange plays in facilitating the transfer of crude oil to refiners on the Gulf Coast.

Seasonality

The financial and operational results in our NGL distribution and sales segment are impacted by the seasonal nature of propane demand. The retail propane business is seasonal because of increased demand during the months of November through March primarily for the purpose of providing heating in residential and commercial buildings. As a result, the volume of propane we sell is at its highest during our first and fourth quarters and is directly affected by the severity of the winter. However, our cylinder exchange business sales volumes provide us increased operating profits during our second and third quarters, which reduces overall seasonal fluctuations in the financial and operational results in our cylinder exchange business and our NGL sales business. For the year ended December 31, 2014, we sold approximately 59% of the propane volumes in our cylinder exchange and NGL sales businesses during the first and fourth quarters of the year.

The butane blending operations at our refined products terminals are affected by seasonality because of federal regulations governing seasonal gasoline vapor pressure specifications. Accordingly, we expect that the revenues we generate from butane blending will be highest in the winter months and lowest in the summer months.

Weather

Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Accordingly, the volume of propane used by our customers for this purpose is affected by the severity of winter weather in the regions we serve and can vary substantially from year to year while general economic conditions in the United States and the wholesale price of propane can have a significant impact on the correlation between weather and customer demand. For the twelve months ended December 31, 2014, the weather in Texas, Oklahoma, New Mexico, Arizona, Arkansas, Kansas and Missouri, the seven states in which our NGL sales business operates, was 4% warmer than the average temperature of the prior year as measured by the number of heating degree days reported by the NOAA. If these seven states were to experience a cooling trend, we could expect demand for propane to increase, which could lead to greater sales and income.

Commodity Prices

We are exposed to volatility in crude oil, refined products and NGL commodity prices. We manage such exposure through the structure of our sales and supply contracts and through a managed hedging program. Our risk management policy permits the use of financial instruments to reduce the exposure to changes in commodity prices that occur in the normal course of business but prohibits the use of financial instruments for trading or to speculate on future changes in commodity prices.

We do not have direct exposure to commodity price changes in our crude oil pipelines and storage segment. In our crude oil supply and logistics business, we purchase and take title to a portion of the crude oil that we sell, which exposes us to changes in the price of crude oil in our sales markets. We manage this commodity price risk by limiting our net open positions and through the concurrent purchase and sale of like quantities of crude oil that are intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered. In our refined products terminals and storage segment, we sell excess volumes of refined products and our gross margin is impacted by changes in the market prices for these sales. We may execute forward sales contracts or financial swaps to reduce the risk of commodity price changes in this segment. In our NGL distribution and sales business, we are generally able to pass through the cost of products through sales prices to our customers. To the extent we enter into fixed price product sales contracts in this business, we generally hedge our supply costs using financial swaps. In our cylinder-exchange business, we sell approximately half of our volumes pursuant to contracts of generally two to three years in duration, which allow us to re-negotiate prices at the time of contract renewal, and we sell the remaining volumes on demand or under month-to-month contracts and generally adjust prices on these contracts on an annual basis. We hedge a large majority of the forecasted volumes under our long-term contracts using financial swaps, and we may also use financial swaps to manage commodity price risk on our month-to-month contracts. In our NGL transportation business, we do not take title to the products we transport and, therefore, have no direct commodity price exposure to the price of volumes transported.

Interest Rates

The credit markets experienced near-record low interest rates in recent years. As the overall economy strengthens, it is likely that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. If this occurs, interest rates on floating rate credit facilities and future offerings in the debt capital markets could be higher than current levels, causing our current or prospective financing costs to increase accordingly.

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

·                  Volumes and revenues.

·                  Crude oil pipelines and storage.  The amount of revenue we generate from our crude oil pipelines business depends primarily on throughput volumes. We generate a substantial majority of our crude oil pipeline revenues through long-term contracts containing acreage dedications or minimum volume commitments. Throughput volumes on our pipeline system are affected primarily by the supply of crude oil in the market served by our assets. The volume of crude oil stored at our crude oil storage facility in Cushing, Oklahoma has no impact on the revenue generated by our crude oil storage business because we receive a fixed monthly fee per barrel of shell capacity that is not contingent on the usage of our storage tanks.

·                  Crude oil supply and logistics.  The revenue generated from our crude oil supply and logistics business depends on the volume of crude oil we purchase from producers, aggregators and traders and then sell to producers, traders and refiners as well as the volumes of crude oil that we gather and transport. The volume of our crude oil supply and logistics activities and the volumes transported by our crude oil gathering and transportation trucks are affected by the supply of crude oil in the markets served directly or indirectly by our assets. Accordingly, we actively monitor producer activity in the areas served by our crude oil supply and logistics business and other producing areas in the United States to compete for volumes from crude oil producers. Revenues in this segment are also impacted by changes in the market price of commodities that we pass through to our customers.

·                  Refined products terminals and storage.  The amount of revenue we generate from our refined products terminals depends primarily on the volume of refined products that we handle. These volumes are affected primarily by the supply of and demand for refined products in the markets served directly or indirectly by our refined products terminals, which we believe are strategically located to take advantage of infrastructure development opportunities resulting from growing markets.

·                  NGL distribution and sales.  The amount of revenue we generate from our NGL distribution and sales segment depends on the gallons of NGLs we sell through our cylinder exchange and NGL sales businesses. In addition, our NGL transportation operations generate revenue based on the number of gallons of NGLs we gather and the distance we transport those gallons for our customers. Revenues in this segment are also impacted by changes in the market price of commodities that we pass through to our customers.

·                  Cost of sales, excluding depreciation and amortization.  Our management attempts to minimize cost of sales, excluding depreciation and amortization, in order to enhance the profitability of our operations. Cost of sales, excluding depreciation and amortization, includes the costs to purchase the product and any costs incurred to transport the product to the point of sale and to store the product until it is sold. We seek to minimize cost of sales, excluding depreciation and amortization, by attempting to acquire the products which we use in each of our segments at times and prices which are most optimal based on our knowledge of the industry and the regions in which we operate.

·                  Operating expenses.  Our management seeks to maximize the profitability of our operations in part by minimizing operating expenses. These expenses are comprised of payroll, wages and benefits, utility costs, fleet costs, repair and maintenance costs, rent, fuel, insurance premiums, taxes and other operating costs, some of which are independent of the volumes we handle.

·                  Adjusted EBITDA and adjusted gross margin.  Our management uses Adjusted EBITDA and adjusted gross margin to analyze our performance. We define Adjusted EBITDA as net income (loss) plus (minus) interest expense (income), income tax expense (benefit), depreciation and amortization expense, asset impairments, (gains) losses on asset sales, certain non-cash charges such as non-cash equity compensation, non-cash vacation expense, non-cash (gains) losses on commodity derivative contracts (total (gain) loss on commodity derivatives less net cash flow associated with commodity derivatives settled during the period) and selected (gains) charges and transaction costs that are unusual or non-recurring. We define adjusted gross margin as total revenues minus cost of sales, excluding depreciation and amortization, and certain non-cash charges such as non-cash vacation expense and non-cash gains (losses) on derivative contracts (total gain (losses) on commodity derivatives less net cash flow associated with commodity derivatives settled during the period).

Adjusted EBITDA and adjusted gross margin are supplemental, non-GAAP financial measures used by management and by external users of our financial statements, such as investors and commercial banks, to assess:

·                  our operating performance as compared to those of other companies in the midstream sector, without regard to financing methods, historical cost basis or capital structure;

·                  the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

·                  our ability to incur and service debt and fund capital expenditures; and

·                  the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

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

	Year ended December 31,				Unaudited Period from May 5, 2010 (date of inception) to December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Reconciliation of Adjusted EBITDA to net loss
Net loss	$(53,023)	$(14,221)	$(8,388)	$(1,201)	$(2,625)
Interest expense	9,393	9,075	3,405	633	57
Income tax expense	300	208	222	35	—
Depreciation and amortization	42,488	33,345	13,856	2,841	437
Discontinued operations	10,591	3,205	1,435	—	—
Loss on disposal of assets, net	1,366	1,492	1,142	68	—
Total (gain) loss on commodity derivatives	13,762	(902)	(640)	—	—
Net cash receipts (payments) for commodity derivatives settled during the period	(1,071)	(209)	(946)	—	—
Unit-based compensation	1,877	948	2,485	—	—
Loss on extinguishment of debt	1,634	—	497	95	—
Non-cash inventory LCM adjustment	222	—	—	—	—
Transaction costs and other non-cash items	4,112	1,343	1,492	354	8
Adjusted EBITDA	$31,651	$34,284	$14,560	$2,825	$(2,123)

	Year Ended December 31,				Unaudited Period from May 5, 2010 (date of inception) to December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Reconciliation of adjusted gross margin to operating loss
Adjusted gross margin
Crude oil pipelines and storage	$24,442	$16,507	$6,000	$—	$—
Crude oil supply and logistics	18,943	26,280	3,342	—	—
Refined products terminals and storage	16,835	19,327	1,732	—	—
NGL distribution and sales	80,223	74,377	46,129	18,108	1,688
Total Adjusted gross margin	140,443	136,491	57,203	18,108	1,688

Operating expenses	(67,514)	(61,925)	(28,640)	(9,584)	(1,656)
General and administrative	(47,398)	(45,284)	(20,983)	(6,053)	(2,163)
Depreciation and amortization	(42,488)	(33,345)	(13,856)	(2,841)	(437)
Loss on disposal of assets, net	(1,366)	(1,492)	(1,142)	(68)	—
Total gain (loss) from commodity derivative contracts	(13,762)	902	640	—	—
Net cash (receipts) payments for commodity derivatives settled during the period	1,071	209	947	—	—
Non-cash inventory LCM adjustment	(222)	—	—	—	—
Other non-cash items	(1,006)	—	—	—	—
Operating loss	$(32,242)	$(4,444)	$(5,831)	$(438)	$(2,568)

Recent Developments

Expansion of Silver Dollar Pipeline System

In February 2015, we signed a 10-year fee-based gathering agreement with Discovery Natural Resources LLC (“Discovery”) to construct and operate an extension of our Silver Dollar Pipeline crude oil gathering system into the core of the Midland Basin. The agreement with Discovery is supported by a dedication of 53,000 acres in Reagan, Glasscock, Sterling and Irion Counties. In addition to pipeline gathering, we will also provide crude oil trucking, marketing and related services for Discovery.

The gathering system extension will consist of approximately 55 miles of pipeline, extending from southern Reagan County north into Glasscock County across the Midland Basin. The project is expected to be completed in the second half of 2015.

Current Year Highlights

Commission of Silver Dollar Pipeline System Expansions

During the third quarter of 2014, we completed expansions of our Silver Dollar Pipeline System located in the Permian Basin. These expansions added an incremental 36 miles to the existing pipeline system, resulting in a total length of approximately 94 miles. As a result of these expansion projects, we amended an existing contract with one of our major customers, which increased the minimum volume commitment and extended the contract term by five years. In addition, the throughput capacity of our Silver Dollar Pipeline System increased by 30,000 barrels per day.

Initial Public Offering of Common Units

On October 2, 2014, our common units began trading on the New York Stock Exchange under the ticker symbol “JPEP.” On October 7, 2014, we closed our IPO of 13,750,000 common units representing limited partner interests in us. Prior to the closing of our IPO, the following transactions occurred:

·                  we distributed approximately $92.1 million of accounts receivable that comprise our working capital assets to the existing partners, pro rata in accordance with their ownership interests;

·                  each Class A common unit, Class B common unit and Class C common unit (collectively, the “Existing Common Units”) were split into approximately 0.89 common units, resulting in an aggregate of 22,677,004 outstanding Existing Common Units; and

·                  an aggregate of 18,213,502 Existing Common Units held by our existing partners were automatically converted into 18,213,502 subordinated units representing a 80.3% interest in us prior to the IPO, and a 50.0% interest in us after the closing of the IPO, with 4,463,502 Existing Common Units remaining representing a 19.7% interest in us (the “Remaining Existing Common Units”).

Subsequent to the closing of the IPO, the following transactions occurred:

·                  the Remaining Existing Common Units were automatically converted on a one-to-one basis into 4,463,502 common units representing a 12.3% interest in us;

·                  the 45 general partner units in us held by our general partner were recharacterized as a non-economic general partner interest in us; and

·                  we issued 13,750,000 common units to the public representing a 37.7% interest in us.

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

Disposition of Assets

On June 30, 2014, we entered into and simultaneously closed an Asset Purchase Agreement (the “Purchase Agreement”) with Gold Spur Trucking, LLC (“Buyer”) pursuant to which the we sold all of our trucking and related assets and activities in North Dakota, Montana and Wyoming (the “Bakken Business”) to the Buyer for a purchase price of $9.1 million. As a result, we recognized a loss on this sale of approximately $9.3 million during the second quarter of 2014, which primarily relates to the write-off of a customer contract and goodwill associated with the Bakken Business.

JP Development Acquisition and Recast of Historical Financial Statements

On February 12, 2014, we acquired from JP Development an intrastate crude oil pipeline system as well as a portfolio of crude oil logistics and NGL transportation and distribution assets (collectively, the “Dropdown Assets”) for approximately $319.1 million, inclusive of a working capital adjustment (the “JP Development Dropdown”). The consideration consisted of 12,561,934 of our Class A common units and $52.0 million in cash. The cash portion of the acquisition was funded from borrowings under our credit agreement with Bank of America, N.A. as administrative agent. The acquisition expanded our presence in the Permian Basin, one of the most prolific, high-growth, oil and liquids-rich basins in the United States.

Because the JP Development Dropdown was a transaction between commonly controlled entities (i.e. the buyer and sellers are each affiliates of ArcLight), we were required to account for the transaction in a manner similar to the pooling of interest method of accounting. Under this method of accounting, we reflected in our balance sheet the Dropdown Assets at JP Development’s historical carryover basis instead of reflecting the fair market value of assets and liabilities of the Dropdown Assets. As a result, the excess of the total purchase price over the book value of the assets acquired was considered a deemed distribution by the general partner and is included as a reduction in general partner interest in Partners’ Capital. In addition, we have retrospectively adjusted our financial statements to include the operating results of the Dropdown Assets from the dates these assets were originally acquired by JP Development (the dates upon which common control began).

We refer herein to acquisitions made by JP Development of the assets that were subsequently acquired by us through the JP Development Dropdown as our acquisitions because we include the operating results for those assets in our financial statements from the date JP Development acquired them. However, we do not include capital expenditures made by JP Development to acquire assets subsequently acquired by us in the discussion of our capital expenditures.

Factors Affecting the Comparability of Our Financial Results

Our historical results of operations may not be comparable due to our acquisition activity. Our acquisition activity and the resulting changes to our business have significantly affected our operations over the last four years. The acquisitions of our initial crude oil supply and logistics and our crude oil pipelines and storage operations, including our fleet of crude oil transportation trucks and our crude oil storage facility in Cushing, Oklahoma and our refined products terminals, all in the second half of 2012, transformed the magnitude and scope of our business and provided the initial assets and operations for our crude oil supply and logistics segment, our crude oil pipelines and storage segment and our refined products terminals and storage segment. As with our historical acquisitions, any future acquisitions could make year-to-year comparisons of our results of operations difficult. Please read “Item 1. Business—Our Acquisition History” for greater detail about our acquisition history.

Results of Operations

The following historical consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 has been derived from our audited historical consolidated financial statements.

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Total revenue	$1,693,634	$2,102,233	$427,581

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	1,567,110	1,964,631	368,791
Operating expense	67,514	61,925	28,640
General and administrative	47,398	45,284	20,983
Depreciation and amortization	42,488	33,345	13,856
Loss on disposal of assets, net	1,366	1,492	1,142
OPERATING LOSS	(32,242)	(4,444)	(5,831)

OTHER INCOME (EXPENSE)
Interest expense	(9,393)	(9,075)	(3,405)
Loss on extinguishment of debt	(1,634)	—	(497)
Other income, net	154	688	247

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(43,115)	(12,831)	(9,486)

Income tax expense	(300)	(208)	(222)
LOSS FROM CONTINUING OPERATIONS	(43,415)	(13,039)	(9,708)

DISCONTINUED OPERATIONS (1)
Net income (loss) from discontinued operations, including loss on disposal of $7,288 in 2014	(9,608)	(1,182)	1,320

NET LOSS	$(53,023)	$(14,221)	$(8,388)

(1)         In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Consolidated Results

	Year ended December 31,
	2014	2013	Change
	(in thousands)
Segment Adjusted EBITDA
Crude oil pipelines and storage (1)	$20,159	$13,353	$6,806
Crude oil supply and logistics (1)	9,185	14,686	(5,501)
Refined products terminaling and storage (1)	10,723	16,100	(5,377)
NGLs distribution and sales (1)	15,525	15,518	7
Discontinued operations (2)	983	2,023	(1,040)
Corporate and other	(24,924)	(27,396)	2,472
Total Adjusted EBITDA	31,651	34,284	(2,633)
Depreciation and amortization	(42,488)	(33,345)	(9,143)
Interest expense	(9,393)	(9,075)	(318)
Loss on extinguishment of debt	(1,634)	—	(1,634)
Income tax expense	(300)	(208)	(92)
Loss on disposal of assets	(1,366)	(1,492)	126
Unit-based compensation	(1,877)	(948)	(929)
Total gain (loss) on commodity derivatives	(13,762)	902	(14,664)
Net cash (receipts) payments for commodity derivatives settled during the period	1,071	209	862
Discontinued operations (2)	(10,591)	(3,205)	(7,386)
Non-cash inventory LCM adjustment	(222)	—	(222)
Transaction costs and other non-cash items	(4,112)	(1,343)	(2,769)
Net loss	$(53,023)	$(14,221)	$(38,802)

(1)         See further analysis of the Adjusted EBITDA of each reportable segment below.

(2)         In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

Discontinued operations Adjusted EBITDA. Adjusted EBITDA related to the Bakken Business included previously in our crude oil supply and logistics segment decreased to $1.0 million for the year ended December 31, 2014 from $2.0 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in transported crude oil volumes of our Bakken crude oil logistics business. Due to increased competition and rising employee costs in the region, in June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

Corporate and other Adjusted EBITDA.  Corporate and other Adjusted EBITDA primarily represents corporate expenses not allocated to reportable segments. Such expenses decreased to $24.9 million for the year ended December 31, 2014 from $27.4 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in professional fees of $5.5 million related to higher audit, consulting and legal expenses incurred in 2013 as a result of our IPO process. This decrease was partially offset by $3.4 million of increased payroll and benefits expenses related to the addition of corporate office personnel to support the growth of our business.

Depreciation and amortization expense.  Depreciation and amortization expense for the year ended December 31, 2014 increased to $42.5 million from $33.3 million for the year ended December 31, 2013. The increase was primarily due to four acquisitions completed during or after July 2013. These acquisitions accounted for at least seven more months of depreciation and amortization activity in 2014, which was not included in our 2013 financial results. Our property, plant and equipment base increased from $238.1 million as of December 31, 2013 to $262.1 million as of December 31, 2014.

Loss on extinguishment of debt. Loss on extinguishment of debt of $1.6 million for the year ended December 31, 2014 relates to the write off of deferred financing costs associated with extinguishment of our 2011 revolving credit facility in February 2014.

Unit-based compensation.  Unit-based compensation for the year ended December 31, 2014 increased to $1.9 million from $0.9 million for the year ended December 31, 2013. The increase was primarily due to the accelerated vesting of certain awards in 2014, in connection with our IPO.

Total gain (loss) on commodity derivatives and net cash (receipts) payments for commodity derivatives settled during the period. The sum of the total gain (loss) on commodity derivatives and net cash (receipts) payments for commodity derivatives settled during the period represents the total non-cash gain (loss) on commodity derivatives that was recognized in our statements of operations but excluded from our Adjusted EBITDA calculation. Total non-cash loss on commodity derivatives was $12.7 million for the year ended December 31, 2014 compared to a $1.1 million gain for the year ended December 31, 2013. The change is due to the less favorable position of our propane hedges during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Discontinued operations. Discontinued operations primarily represents non-cash depreciation and amortization expense and loss on disposal of assets related to the Bakken Business previously owned by our crude oil supply and logistics segment. Such expenses increased to $10.6 million for the year ended December 31, 2014 from $3.2 million for the year ended December 31, 2013. The increase was primarily due to the loss on the disposal of our Bakken Business of $7.3 million in the year ended December 31, 2014.

Non-cash inventory LCM adjustment. To mitigate the effect of the recent decrease in crude oil prices, we entered into several long-term fixed price forward sale contracts in the first quarter of 2015 related to certain barrels of crude oil we had on hand as of December 31, 2014, effectively locking these barrels at higher future sales prices in future periods. Therefore, we excluded the $0.2 million lower of cost or market (“LCM”) adjustment related to the longer than normal term hedged crude oil inventory in calculating Adjusted EBITDA for the year ended December 31, 2014.

Transaction costs and other non-cash items. Transaction costs and other non-cash items increased for the year ended December 31, 2014 to $4.1 million from $1.3 million for the year ended December 31, 2013 primarily due to an increase in non-cash personnel expenses of $2.7 million related to an increase in employee headcount to support the growth of our business.

Segment Operating Results

Crude Oil Pipelines and Storage

	Year ended December 31,
	2014	2013	Change
	(in thousands, unless otherwise noted)
Volumes:
Crude oil pipeline throughput (Bbl/d) (1)	20,868	13,738	7,130

Revenues:
Crude oil sales	$54,184	$9,001	$45,183
Gathering, transportation and storage fees	23,680	16,100	7,580
Other revenues	1,609	300	1,309
Total Revenues (2)	79,473	25,401	54,072

Cost of sales, excluding depreciation and amortization (3) (4)	(55,031)	(8,894)	(46,137)
Adjusted gross margin	24,442	16,507	7,935

Operating Expenses (4)	(3,576)	(3,044)	(532)
General and Administrative (4)	(707)	(110)	(597)
Segment Adjusted EBITDA	$20,159	$13,353	$6,806

(1)                                 Represents the average daily throughput volume in our crude oil pipelines operations. The volumes in our crude oil storage operations have no effect on operations as we receive a set fee per month that does not fluctuate with the volume of crude oil stored.

(2)                                 Includes intersegment revenues of $1.2 million in the year ended December 31, 2014. The intersegment revenues were eliminated upon consolidation.

(3)                                 Includes intersegment cost of sales, excluding depreciation and amortization of $49.8 million and $5.6 million in the years ended December 31, 2014 and 2013, respectively. The intersegment cost of sales, excluding depreciation and amortization were eliminated upon consolidation.

(4)                                 Certain non-cash or non-recurring expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Adjusted gross margin.    Adjusted gross margin increased to $24.4 million for the year ended December 31, 2014 from $16.5 million for the year ended December 31, 2013. The increase was primarily due to an $8.6 million increase as a result of the acquisition of Wildcat Permian in October 2013, which owns the Silver Dollar Pipeline System. This amount is partially offset by a $0.7 million decrease in storage fees from a service outage that occurred to make repairs to a portion of our storage tanks in December 2014.

Operating expenses.    Operating expenses increased to $3.6 million for the year ended December 31, 2014 from $3.0 million for the year ended December 31, 2013. The increase was primarily due to the acquisition of Wildcat Permian in October 2013.

General and administrative.    General and administrative expenses increased to $0.7 million for the year ended December 31, 2014 from $0.1 million for the year ended December 31, 2013. The increase was primarily due to the acquisition of Wildcat Permian in October 2013.

Crude Oil Supply and Logistics

	Year ended December 31,
	2014	2013	Change
	(in thousands, unless otherwise noted)
Volumes:
Crude oil sales (Bbls/d) (1)	45,643	53,471	(7,828)

Revenues:
Crude oil sales (2)	$1,424,478	$1,871,965	$(447,487)
Gathering, transportation and storage fees	10,364	6,432	3,932
Other revenues	124	132	(8)
Total Revenues	1,434,966	1,878,529	(443,563)

Cost of sales, excluding depreciation and amortization (3) (4)	(1,416,023)	(1,852,249)	436,226
Adjusted gross margin	18,943	26,280	(7,337)

Operating expenses (4)	(6,276)	(8,501)	2,225
General and administrative (4)	(3,557)	(3,095)	(462)
Other income (expenses), net	75	2	73
Segment Adjusted EBITDA	$9,185	$14,686	$(5,501)

(1)                                 Represents the average daily sales volume in our crude oil supply and logistics operations.

(2)                                 Includes intersegment revenues of $49.8 million and $5.6 million in the years ended December 31, 2014 and 2013, respectively. The intersegment revenues were eliminated upon consolidation.

(3)                                 Includes intersegment cost of sales, excluding depreciation and amortization of $1.2 million in the year ended December 31, 2014. The intersegment cost of sales, excluding depreciation and amortization were eliminated upon consolidation.

(4)                                 Certain non-cash or non-recurring expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Crude oil sales volumes decreased to 45,643 barrels per day for the year ended December 31, 2014 from 53,471 barrels per day for the year ended December 31, 2013. The decrease was primarily due to an increase in available pipeline capacity in our area of operations, resulting in increased competition for our crude oil marketing activities.

Adjusted gross margin. Adjusted gross margin decreased to $19.0 million for the year ended December 31, 2014 from $26.3 million for the year ended December 31, 2013. The significant increase in oil production growth in North America has generally created regional supply and demand imbalances, due to the lack of sufficient infrastructure to support the movement of such production, which increased certain crude oil location pricing differentials. The lack of existing pipeline takeaway capacity and associated logistical challenges created market conditions that provided us with more opportunities to capture above-baseline margins in 2013 compared to 2014. The decrease in adjusted gross margin for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a $3.9 million decrease from the reduction in sales volumes as explained above and a $3.4 million decrease from fewer opportunities to capture above-baseline margins.

Operating expenses. Operating expenses decreased to $6.3 million for the year ended December 31, 2014 from $8.5 million for the year ended December 31, 2013. The decrease was primarily due to decrease in fleet repair expenses ($1.1 million) and insurance expense ($0.4 million) related to our process improvement efforts set in place during 2014. In addition, payroll expense decreased $0.4 million due to a lower incentive bonus payout recognized in 2014 compared to 2013.

General and administrative. General and administrative expenses increased to $3.6 million for the year ended December 31, 2014 from $3.1 million for the year ended December 31, 2013. The increase was primarily due to an increase of $0.4 million of office expenses incurred to support the growing business.

Refined Products Terminals and Storage

	Year ended December 31,
	2014	2013	Change
	(in thousands, unless otherwise noted)
Volumes:
Terminal and storage throughput (Bbl/d) (1)	63,859	69,071	(5,212)

Revenues:
Refined product sales	$11,521	$11,702	$(181)
Refined products terminals and storage fees	11,767	12,308	(541)
Total Revenues	23,288	24,010	(722)

Cost of sales, excluding depreciation and amortization (2)	(6,453)	(4,683)	(1,770)
Adjusted gross margin	16,835	19,327	(2,492)

Operating Expenses (2)	(4,602)	(2,464)	(2,138)
General and Administrative (2)	(1,519)	(771)	(748)
Other income (expenses), net	9	8	1
Segment Adjusted EBITDA	$10,723	$16,100	$(5,377)

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

Revenues. Revenues decreased to $23.3 million for the year ended December 31, 2014 from $24.0 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in terminal and storage throughput volumes ($0.5 million) related to increased competition near our North Little Rock Terminal, combined with a decrease in refined product sales revenue ($0.2 million) due to the decrease in refined product commodities prices in late 2014.

Cost of sales, excluding depreciation and amortization.    Cost of sales, excluding depreciation and amortization increased to $6.5 million for the year ended December 31, 2014 from $4.7 million for the year ended December 31, 2013. The increase was primarily due to the addition of conventional blendstocks for oxygenate blending (“CBOB”) at our Caddo Mills terminal in late December 2013, which resulted in additional cost of sales for the year ended December 31, 2014 that were not included in the year ended December 31, 2013.

Operating expenses.    Operating expenses increased to $4.6 million for the year ended December 31, 2014 from $2.5 million for the year ended December 31, 2013. The increase was primarily due to the recording of a charge of $2.3 million at our North Little Rock, Arkansas terminal in the year ended December 31, 2014. In the third quarter of 2014, we discovered that certain elements of our product measurement and quality control at our refined products terminal in North Little Rock, Arkansas were not in compliance with industry standards and certain regulations. As a result, the terminal under-delivered refined products to its customers and consequently, recognized excess gains on refined products generated during the terminal’s normal terminal and storage process. We have undertaken procedures to improve and remediate our measurement and quality control processes to be in compliance with industry standards, and in the fourth quarter of 2014 we returned approximately 20,900 barrels to certain customers, which amounted to a value of $2.1 million. In addition, we had approximately 3,100 barrels that was due to our customers as of December 31, 2014, which amounts to an estimated value of $0.2 million. Accordingly, we recorded a $2.3 million charge to operating expenses in the consolidated statement of operations for the year ended December 31, 2014.

General and administrative.    General and administrative increased to $1.5 million for the year ended December 31, 2014 from $0.8 million for the year ended December 31, 2013. The increase was primarily due to an increase in employee salary and benefit expenses of $0.7 million related to the realignment of personnel to support our refined products terminals and storage business.

NGL Distribution and Sales

	Year ended December 31,
	2014	2013	Change
	(in thousands, unless otherwise noted)
Volumes:
NGL and refined product sales (Mgal/d) (1)	200	181	19

Revenues:
Gathering, transportation and storage fees	$6,688	$1,614	$5,074
NGL and refined product sales	188,715	166,880	21,835
Other revenues	11,506	11,371	135
Total Revenues	206,909	179,865	27,044

Cost of sales, excluding depreciation and amortization (2)	(126,686)	(105,488)	(21,198)
Adjusted gross margin	80,223	74,377	5,846

Operating Expenses (2)	(52,109)	(47,307)	(4,802)
General and administrative (2)	(13,091)	(11,688)	(1,403)
Other income (expenses), net	502	136	366
Segment Adjusted EBITDA	$15,525	$15,518	$7

(1)                                   Represents the average daily sales volume in our NGL distribution and sales segment.

(2)                                 Certain non-cash or non-recurring expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Adjusted gross margin. Adjusted gross margin increased to $80.2 million for the year ended December 31, 2014 from $74.4 million for the year ended December 31, 2013. The major components of this increase were as follows:

·                  an increase in NGL and refined product sales volumes ($7.7 million) partially offset by a decrease in average propane sales margin ($3.8 million). Sales volumes increased as a result of an expansion in our wholesale customer base in 2014, as well as the acquisition of BMH Propane, LLC (“BMH”) in July 2013; and

·                  the acquisition of Highway Pipeline, Inc. (“HPI”) in October 2013, which generated $2.5 million of adjusted gross margin from the gathering and transportation of NGLs in the year ended December 31, 2014, compared to $0.6 million in the year ended December 31, 2013.

Operating expenses.    Operating expenses increased to $52.1 million for the year ended December 31, 2014 from $47.3 million for the year ended December 31, 2013. The major components of this increase were as follows:

·                  the acquisitions of BMH in July 2013, and HPI in October 2013. These acquired businesses incurred $2.8 million of operating expenses in the year ended December 31, 2014, compared to $0.8 million in the year ended December 31, 2013; and

·                  increases of $1.3 million in operating freight expenses, $0.8 million in repairs and maintenance and $0.6 million in operating salaries, as a result of the western expansion of our cylinder exchange business.

General and administrative.    General and administrative increased to $13.1 million for the year ended December 31, 2014 from $11.7 million for the year ended December 31, 2013. The major components of this increase were as follows:

·                  the acquisitions of BMH in July 2013, and HPI in October 2013. These acquired businesses incurred $0.9 million of general and administrative expenses in the year ended December 31, 2014, compared to $0.3 million in the year ended December 31, 2013; and

·                  increase in employee costs of approximately $0.7 million, as a result of the increase in headcount to support our growing business.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Consolidated Results

	Year Ended December 31,
	2013	2012	Change
	(in thousands)
Segment Adjusted EBITDA
Crude oil pipelines and storage(1)	$13,353	$4,836	$8,517
Crude oil supply and logistics(1)	14,686	(40)	14,726
Refined products terminaling and storage(1)	16,100	1,161	14,939
NGLs distribution and sales(1)	15,518	14,022	1,496
Discontinued operations	2,023	2,755	(732)
Corporate and other	(27,396)	(8,174)	(19,222)
Total Adjusted EBITDA	34,284	14,560	19,724
Depreciation and amortization	(33,345)	(13,856)	(19,489)
Interest expense	(9,075)	(3,405)	(5,670)
Loss on extinguishment of debt	—	(497)	497
Income tax expense	(208)	(222)	14
Loss on disposal of assets	(1,492)	(1,142)	(350)
Unit-based compensation	(948)	(2,485)	1,537
Total gain on commodity derivatives	902	640	262
Net cash payments for commodity derivatives settled during the period	209	946	(737)
Discontinued operations	(3,205)	(1,435)	(1,770)
Transaction costs and other non-cash items	(1,343)	(1,492)	149
Net loss	$(14,221)	$(8,388)	$(5,833)

(1)                                 See further analysis of the Adjusted EBITDA of each reportable segment below.

Corporate and other Adjusted EBITDA.  Corporate and other Adjusted EBITDA primarily represents corporate expenses not allocated to reportable segments. Such expenses increased to $27.4 million for the year ended December 31, 2013 from $8.2 million for the year ended December 31, 2012. The increase was primarily due to an increase in professional fees of $11.1 million related to audit, consulting and legal expenses incurred as a result of the initial public offering process which commenced during the year ended December 31, 2013. The remaining increase of $8.1 million is due to increased payroll and benefits expenses related to the addition of corporate office personnel to support the growth of our business.

Depreciation and amortization expense.  Depreciation and amortization expense for the year ended December 31, 2013 increased to $33.3 million from $13.9 million for the year ended December 31, 2012. The increase was primarily due to six significant acquisitions completed during or after June 2012. These acquisitions accounted for at least five more months of depreciation and amortization activity in 2013, which was not included in our 2012 financial results. Our property, plant and equipment base increased from $191.9 million as of December 31, 2012 to $238.1 million as of December 31, 2013. Intangible assets subject to amortization increased from $113.7 million as of December 31, 2012 to $175.1 million as of December 31, 2013.

Interest expense.  Interest expense for the year ended December 31, 2013 increased to $9.1 million from $3.4 million for the year ended December 31, 2012 due primarily to an increase in average borrowings from $63.7 million in 2012 to $172.3 million in 2013.

Loss on disposal of assets.  Loss on disposal of assets for the year ended December 31, 2013 increased to $1.5 million from $1.1 million for the year ended December 31, 2012. The increase is primarily due to an increase in the write off of scrapped cylinder and valve assets associated with our cylinder exchange business acquired in June 2012.

Unit-based compensation.  Unit-based compensation for the year ended December 31, 2013 decreased to $0.9 million from $2.5 million for the year ended December 31, 2012. The decrease was primarily due to the vesting of certain performance awards in 2012, while no such vesting occurred in 2013.

Total gain on commodity derivatives and net cash payments for commodity derivatives settled during the period.  The sum of the total gain on commodity derivatives and net cash payments for commodity derivatives settled during the period represents the total non-cash gain on commodity derivatives that was recognized in our statements of operations but excluded from our Adjusted EBITDA calculation. Total non-cash gain on commodity derivatives decreased to $1.1 million for the year ended December 31, 2013 from $1.6 million for the year ended December 31, 2012. The decrease is due to the less favorable position of our propane hedges during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Segment Operating Results

Crude Oil Pipelines and Storage

	Year Ended December 31,
	2013	2012	Change
	(in thousands, unless otherwise noted)
Volumes:
Crude oil pipeline throughput (Bbl/d)(1)	13,738	— (2)	— (2)
Revenues:
Crude oil sales	$9,001	$—	$9,001
Gathering, transportation and storage fees	16,100	6,000	10,100
Other revenues	300	224	76
Total Revenues	25,401	6,224	19,177
Cost of sales, excluding depreciation and amortization(3)	(8,894)	(224)	(8,670)
Adjusted gross margin	16,507	6,000	10,507
Operating expenses(4)	(3,044)	(1,072)	(1,972)
General and administrative(4)	(110)	(92)	(18)
Segment Adjusted EBITDA	$13,353	$4,836	$8,517

(1)                                 Represents the average daily throughput volume of our crude oil pipelines operations from the date of acquisition of October 7, 2013 through December 31, 2013. The volumes in our crude oil storage operations have no effect on operations as we receive a set fee per month that does not fluctuate with the volume of crude oil stored.

(2)                                 Not applicable because the Silver Dollar Pipeline System was acquired by JP Development in October 2013.

(3)                                 Includes intersegment cost of sales, excluding depreciation and amortization, of $5.6 million in 2013. The intersegment cost of sales, excluding depreciation and amortization, were eliminated upon consolidation.

(4)                                 Certain non-cash or non-recurring expenses have been excluded from operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Adjusted gross margin.  Adjusted gross margin increased to $16.5 million for the year ended December 31, 2013 from $6.0 million for the year ended December 31, 2012. The major components of this increase were as follows:

·                  the acquisition of Wildcat Permian in October 2013, which owns the Silver Dollar Pipeline System. Adjusted gross margin attributed to the Silver Dollar Pipeline System for the period from October to December 2013 were approximately $2.1 million; and

·                  the acquisition of Parnon Storage in August 2012, which generated a full year of adjusted gross margin of approximately $14.4 million in 2013, compared to adjusted gross margin during a five-month period in 2012 of approximately $6.0 million.

Operating expenses.  Operating expenses increased to $3.0 million for the year ended December 31, 2013 from $1.1 million for the year ended December 31, 2012. The major components of this increase were as follows:

·                  the acquisition of Wildcat Permian in October 2013. Operating expense attributed to Wildcat Permian for the period from October to December 2013 was approximately $0.3 million; and

·                  the acquisition of Parnon Storage in August 2012, which incurred a full year of operating expense of approximately $2.7 million in 2013, compared to operating expense during a five-month period in 2012 of approximately $1.1 million.

Crude Oil Supply and Logistics

	Year Ended December 31,
	2013	2012	Change
	(in thousands, unless otherwise noted)
Volumes:
Crude oil sales (Bbls/d)(1)	53,471	24,201	29,270
Revenues:
Crude oil sales(2)	$1,871,965	$290,253	$1,581,712
Gathering, transportation and storage fees	6,432	2,244	4,188
Other revenues	132	120	12
Total Revenues	1,878,529	292,617	1,585,912
Cost of sales, excluding depreciation and amortization	(1,852,249)	(289,275)	(1,562,974)
Adjusted gross margin	26,280	3,342	22,938
Operating expenses(3)	(8,501)	(2,464)	(6,037)
General and administrative(3)	(3,095)	(855)	(2,240)
Other income (expenses), net	2	(63)	65
Segment Adjusted EBITDA	$14,686	$(40)	$14,726

(1)                                 Represents the average daily sales volume in our crude oil supply and logistics operations.

(2)                                 Includes intersegment revenues of $5.6 million in 2013. The intersegment revenues were eliminated upon consolidation.

(3)                                 Certain non-cash or non-recurring expenses have been excluded from operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes.  The increase in daily crude oil sales volume is primarily attributable to JP Development’s completion of the construction of the Great Salt Plains Pipeline System in October 2012. The pipeline system became operational in October 2012, which enabled our crude oil supply business to handle greater quantities through the pipeline.

Adjusted gross margin.  Adjusted gross margin increased to $26.3 million for the year ended December 31, 2013 from $3.3 million for the year ended December 31, 2012 due primarily to the acquisition of the crude oil supply and logistics business of Parnon Gathering in August 2012, which generated a full year of adjusted gross margin of approximately $23.7 million in 2013, compared to adjusted gross margin during a five-month period in 2012 of approximately $2.7 million.

Operating expenses.  Operating expenses increased to $8.5 million for the year ended December 31, 2013 from $2.5 million for the year ended December 31, 2012. The major components of this increase were as follows:

·                  the acquisition of the crude oil supply and logistics business of Parnon Gathering in August 2012, which incurred a full year of operating expenses of approximately $6.8 million in 2013, compared to operating expenses during a five-month period in 2012 of approximately $1.8 million; and

·                  the acquisition of Falco in late July 2012, which incurred a full year of operating expenses of approximately $1.6 million in 2013, compared to operating expenses during a five-month period in 2012 of approximately $0.7 million.

General and administrative.  General and administrative expenses increased to $3.1 million for the year ended December 31, 2013 from $0.9 million for the year ended December 31, 2012. The major components of this increase were as follows:

·                  the acquisition of the crude oil supply and logistics business of Parnon Gathering in August 2012, which incurred a full year of general and administrative expenses of approximately $1.8 million in 2013, compared to general and administrative expenses during a five-month period in 2012 of approximately $0.6 million; and

·                  the acquisition of Falco Energy in late July 2012, which incurred a full year of general and administrative expenses of approximately $1.3 million in 2013, compared to general and administrative expenses during a five-month period in 2012 of approximately $0.3 million.

Refined Products Terminals and Storage

	Year Ended December 31,
	2013	2012	Change
	(in thousands, unless otherwise noted)
Volumes:
Terminal and storage throughput (Bbl/d)(1)	69,071	57,143	11,928
Revenues:
Refined product sales	$11,702	$1,723	$9,979
Refined products terminals and storage fees	12,308	983	11,325
Total Revenues	24,010	2,706	21,304
Cost of sales, excluding depreciation and amortization	(4,683)	(974)	(3,709)
Adjusted gross margin	19,327	1,732	17,595
Operating expenses(2)	(2,464)	(280)	(2,184)
General and administrative(2)	(771)	(292)	(479)
Other income (expenses), net	8	1	7
Segment Adjusted EBITDA	$16,100	$1,161	$14,939

(1)                                 Represents the average daily throughput volume in our refined products terminals and storage segment.

(2)                                 Certain non-cash or non-recurring expenses have been excluded from operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Reason for the year-over-year increase in revenues, cost of sales, excluding depreciation and amortization, operating expenses, and general and administrative expenses.  We acquired our refined products terminals and storage operations on November 27, 2012. As a result, the revenues, costs of sales, operating expenses and general and administrative expenses for the year ended December 31, 2013 contain approximately eleven more months of activity than the year ended December 31, 2012.

NGL Distribution and Sales

	Year Ended December 31,
	2013	2012	Change
	(in thousands, unless otherwise noted)
Volumes:
NGL and refined product sales (Mgal/d)(1)	181	129	52
Revenues:
Gathering, transportation and storage fees	$1,614	$—	$1,614
NGL and refined product sales	166,880	117,392	49,488
Other revenues	11,371	8,641	2,730
Total Revenues	179,865	126,033	53,832
Cost of sales, excluding depreciation and amortization(2)	(105,488)	(79,904)	(25,584)
Adjusted gross margin	74,377	46,129	28,248
Operating Expenses(2)	(47,307)	(24,746)	(22,561)
General and administrative(2)	(11,688)	(7,639)	(4,049)
Other income (expenses), net	136	278	(142)
Segment Adjusted EBITDA	$15,518	$14,022	$1,496

(1)                                 Represents the average daily sales volume in our NGL distribution and sales segment.

(2)                                 Certain non-cash or non-recurring expenses have been excluded from operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes.  The increase in our daily NGL and refined products sales volume from 2012 to 2013 was primarily caused by the various acquisitions described below.

Adjusted gross margin.  Adjusted gross margin increased to $74.4 million for the year ended December 31, 2013 from $46.1 million for the year ended December 31, 2012. The major components of this increase were as follows:

·                  the acquisition of Heritage Propane in early June of 2012, which generated a full year of adjusted gross margin of approximately $37.6 million in 2013, compared to adjusted gross margin during a seven-month period in 2012 of approximately $19.9 million;

·                  the acquisitions of SemStream and Tri-State in the fourth quarter of 2012, BMH in July 2013, and HPI in October 2013, which generated $6.8 million of adjusted gross margin in 2013, compared to $0 in 2012; and

·                  general customer and business growth in 2013.

Operating expenses.  Operating expenses increased to $47.3 million for the year ended December 31, 2013 from

$24.7 million for the year ended December 31, 2012. The major components of this increase were as follows:

·                  the acquisition of Heritage Propane in early June of 2012, which incurred a full year of operating expenses of approximately $28.3 million in 2013, compared to operating expenses in 2012 during a seven-month period of approximately $12.9 million;

·                  the acquisitions of SemStream and Tri-State at year-end of 2012, BMH in July 2013, and HPI in October 2013, which resulted in $3.6 million of operating expenses in 2013, compared to $0 in 2012; and

·                  an increase in employee cost of approximately $2.4 million, as a result of the increase in headcount to support the fast growing business.

General and administrative.  General and administrative expenses increased to $11.7 million for the year ended December 31, 2013 from $7.6 million for the year ended December 31, 2012. The major components of this increase were as follows:

·                  the acquisition of Heritage Propane in early June of 2012, which incurred a full year of general and administrative expenses of approximately $5.1 million in 2013, compared to general and administrative expenses during a seven-month period in 2012 of approximately $3.4 million; and

·                  the acquisitions of SemStream and Tri-State in the fourth quarter of 2012, BMH in July 2013, and HPI in October 2013, which resulted in $0.6 million of general and administrative expenses in 2013, compared to $0 in 2012.

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

Distributions

We intend to pay a minimum quarterly distribution of $0.3250 per unit per quarter, which equates to approximately $12.0 million per quarter, or $48.0 million per year, calculated based on the number of common and subordinated units outstanding as of March 2, 2015 and estimated unvested phantom units under our long-term incentive plan. We do not have a legal obligation to pay this distribution, except as provided in our partnership agreement. We currently estimate that our distributable cash flow in certain quarters of 2015 will be less than our anticipated distributions to unitholders during those periods. This shortfall is expected to be temporary and will be funded with borrowings from our revolving credit facility. The amount of such borrowings is currently estimated to be in a range of $5.0 to $11.0 million.

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

Subsequent to the IPO, our revolving credit facility also requires compliance with certain financial covenants, which include the following:

·                                          a consolidated interest coverage ratio of not less than 2.50;

·                                          prior to our issuance of certain unsecured notes, a consolidated net total leverage ratio of not more than 4.50, which requirement to maintain a certain consolidated net total leverage ratio is subject to a provision for increases up to 5.00 in connection with certain future acquisitions and (ii) from and after our issuance of certain unsecured notes, a consolidated net total leverage ratio of not more than 5.00, which requirement to maintain a certain consolidated net total ratio is subject to increase up to 5.50 in connection with certain future acquisitions; and

·                                          from and after our issuance of certain unsecured notes, a consolidated senior secured net leverage ratio of not more than 3.50.

We were not in compliance with the leverage ratio covenant as of June 30, 2014, which noncompliance was waived pursuant to a waiver received by us on August 5, 2014. We were in compliance with all covenants as of December 31, 2014.

As of February 28, 2015, we had $107.0 million of outstanding borrowings under our revolving credit facility and a remaining borrowing capacity of $149.1 million thereunder. Issued and outstanding letters of credit, which reduced borrowing capacity, totaled $18.9 million as of February 28, 2015.

Borrowings under our revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a Base Rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate of Bank of America, and (3) LIBOR, subject to certain adjustments, plus 1.00% or (b) LIBOR, in each case plus an Applicable Margin (Base Rate, LIBOR and Applicable Margin each as defined in our revolving credit facility). As of December 31, 2014, the Applicable Margin for Base Rate loans range from 0.75% to 2.00% and the Applicable Margin for LIBOR loans range from 1.75% to 3.00%, in each case based on our consolidated net total leverage ratio.

F&M Bank Credit Agreement

On July 20, 2012, we entered into the F&M Bank credit agreement for the purchase of new, and the refinancing of existing, vehicles and equipment. The F&M Bank credit agreement consisted of several term loans collateralized by vehicles and equipment financed by the loans. The loans had an outstanding loan balance of $4,135,000 as of December 31, 2013, and were paid off in full on February 12, 2014, with borrowings under our revolving credit facility.

Series D Convertible Preferred Units

On March 28, 2014, we issued 1,818,182 Series D Preferred Units to Lonestar for $22.00 per Series D Preferred Unit for total consideration of $40.0 million in cash. Each Series D Preferred Unit earned a cumulative distribution payable in either cash or Series D Paid-in-Kind (“PIK”) Units. During the year ended December 31, 2014, we issued 110,727 Series D PIK Units to Lonestar related to distributions earned for the three months ended June 30, 2014 and the three months ended September 30, 2014. On October 7, 2014, we paid $42.4 million using the proceeds from the IPO and redeemed all of the outstanding Series D Preferred Units.

Cash Flow

Cash provided by (used in) operating activities, investing activities and financing activities were as follows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities	$30,157	$13,882	$(6,990)
Investing activities	(46,153)	(27,735)	(292,334)
Financing activities	16,087	6,988	304,991

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cash provided by operating activities. Cash provided by operating activities was $30.2 million for the year ended December 31, 2014 compared to $13.9 million for the year ended December 31, 2013. The $16.3 million increase was primarily attributable to a $33.3 million decrease in cash used for crude oil inventory purchase year-over-year, as we lowered our crude oil inventory level in our crude oil supply and logistics segment due to improved operational efficiency. The increase was partially offset by a $13.2 million decrease from the timing of collections and payments and a $2.6 million decrease in total Adjusted EBITDA.

Cash used in investing activities. Cash used in investing activities was $46.2 million for the year ended December 31, 2014 compared to $27.7 million for the year ended December 31, 2013. The $18.5 million increase was primarily due to an increase in capital expenditures of $30.1 million in the year ended December 31, 2014 associated with our organic growth projects, partially offset by a $11.2 million increase in proceeds from the sale of assets.

Cash provided by financing activities. Cash provided by financing activities was $16.1 million for the year ended December 31, 2014 compared to $7.0 million for the year ended December 31, 2013. The $9.1 million change was primarily due to a $259.5 million increase from the issuance of units. This amount is partially offset by a $115.4 million decrease in net borrowings under our revolving credit facility and term loans, a $74.5 million increase in distributions to unitholders and the $52.0 million of cash used for the JP Development Dropdown.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Cash provided by (used in) operating activities. Cash provided by operating activities was $13.9 million for the year ended December 31, 2013 compared to cash used in operating activities of $7.0 million for the year ended December 31, 2012. The $20.9 million increase was primarily attributable to seven acquisitions in 2012 that were completed in or after June, which provided a full year of cash generating operations in 2013 compared to a partial year of operations in 2012.

Cash used in investing activities. Cash used in investing activities was $27.7 million for the year ended December 31, 2013 compared to $292.3 million for the year ended December 31, 2012. The $264.6 million decrease was primarily due to an increase of $271.2 million of cash used for our 2012 acquisitions, partially offset by a $5.8 million increase in capital expenditures in 2013 associated with our various organic growth projects.

Cash provided by financing activities. Cash provided by financing activities was $7.0 million for the year ended December 31, 2013 compared to $305.0 million for the year ended December 31, 2012. The $298.0 million decrease was primarily due to a $147.0 million decrease from fewer units issued in 2013 compared to 2012 and a $119.8 million decrease in borrowings under our 2011 revolving credit facility. The decrease in both unit issuances and borrowings under the 2011 revolving credit facility are attributable to the decrease in acquisition activities in 2013 compared to 2012.

Capital Expenditures

Our capital expenditures were $108.9 million, $27.8 million and $293.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, which included capital expenditures for acquisitions of $52.0 million, $1.0 million and $272.2 million, respectively. While we refer to acquisitions made by JP Development of the assets that were subsequently acquired by us through the JP Development Dropdown as our acquisitions, we do not include capital expenditures made by JP Development to acquire those assets in the discussion of our capital expenditures.

Our capital spending program is focused on expanding our pipeline and cylinder exchange businesses, maintaining our fleet and storage assets and maintaining and updating our information systems. Capital expenditure plans are generally evaluated based on return on investment and estimated incremental cash flow. In addition to annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results and strategic fit.

Prior to 2014, we have not made a distinction between maintenance capital expenditures and growth capital expenditures. Under our partnership agreement, maintenance capital expenditures are capital expenditures made to maintain our operating income or operating capacity, while growth capital expenditures are capital expenditures that we expect will increase our operating income or operating capacity over the long-term. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, growth capital expenditures are those made to acquire additional assets to grow our business, to expand and upgrade our systems and facilities and to construct or acquire similar systems or facilities.

For the year ended December 31, 2014, we spent approximately $56.9 million for capital expenditures, of which $5.3 million represents maintenance capital expenditures and $51.6 million represents growth capital expenditures. We have budgeted $5.9 million in maintenance capital expenditures for the year ending December 31, 2015. We expect growth capital expenditures for the year ending December 31, 2015 to range from $75.0 million to $100.0 million, with the substantial majority of these investments to be made on our Silver Dollar Pipeline system. This estimated range of growth capital expenditures does not include any potential third party acquisitions that we will continue to evaluate throughout 2015.

Although we intend to move forward with our planned internal growth projects, we may further revise the timing and scope of these projects as necessary to adapt to existing economic conditions and the benefits expected to accrue to our unitholders from our expansion activities. We expect to fund our growth capital expenditures with borrowings under our revolving credit facility and a combination of debt and equity issuances.

Contractual Obligations

A summary of our contractual obligations as of December 31, 2014 is as follows:

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in thousands)
Long-term debt obligations	$383	$1,125	$83,000	$—	$84,508
Capital lease obligations(1)	208	267	71	33	579
Operating lease obligations(1)	7,606	11,362	4,620	5,060	28,648
Total	$8,197	$12,754	$87,691	$5,093	$113,735

(1)         Represents future minimum lease payments under non-cancelable operating and capital leases related to various buildings, land, storage facilities, transportation vehicles and office equipment. See Note 10 and Note 15 to our audited consolidated financial statements.

Off Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off balance sheet liabilities, except for operating lease commitments as disclosed in the contractual obligations table above.

Working Capital

Our working capital is the amount by which our current assets exceed our current liabilities and is a measure of our ability to pay our liabilities as they come due. Our working capital was $26.3 million, $48.7 million and $37.0 million as of December 31, 2014, 2013 and 2012, respectively.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our consolidated financial statements. We prepare our consolidated financial statements in conformity with GAAP, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader’s understanding, management has identified our critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often they require judgments and estimation about matters which are inherently uncertain and involve measuring, at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some over which we may have little or no control.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred and/or services have been rendered, the seller’s price to the buyer is fixed and determinable and collectability is reasonably assured. Revenue-related taxes collected from customers and remitted to taxing authorities, principally sales and use taxes, are presented on a net basis within the consolidated statements of operations.

Crude oil pipelines and storage.  We generate revenue through crude oil sales and pipeline transportation and storage fees. Revenues for crude oil pipeline transportation services are recognized upon delivery of the product, and when payment has either been received or collection is reasonably assured. For certain crude oil pipeline transportation arrangements, we enter into sale and purchase contracts with counterparties that are the equivalent of pipeline transportation agreements. In such cases, we assess the indicators associated with agent and principal considerations for each arrangement to determine whether revenue should be recorded on a gross basis versus net basis.

Crude oil supply and logistics.  We generate revenue mainly through crude oil sales. We enter into outright purchase and sales contracts as well as buy/sell contracts with counterparties, under which contracts we gather, transport and blend different types of crude oil and eventually sell the blended crude oil to either the same counterparty or different counterparties. We account for such revenue arrangements on a gross basis. Occasionally, we enter into crude oil inventory exchange arrangements with the same counterparty in which the buy and sell of inventory are in contemplation of each other. Revenue from such inventory exchange arrangements is recorded on a net basis. In addition, we also provide crude oil transportation services to third party customers.

Refined products terminals and storage.  We generate fee-based revenues with customers under contracts that, consistent with industry practice, typically contain evergreen provisions after an initial term of six months to two years. Such fee-based revenues are recognized when services are provided upon delivery of the products to customers. Revenues are also generated by selling excess refined products that result from blending, additization and inventory control processes.

NGLs distribution and sales.  Revenues from our NGL distribution and sales segment are mainly generated from NGL and refined product sales, sales of the related parts and equipment and gathering and transportation fees.

Impairment of Long-Lived Assets

Long-lived assets such as property, plant and equipment, and acquired intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Goodwill and Intangible Assets

We apply Accounting Standards Codification (“ASC”) 805, “Business Combinations,” and ASC 350, “Intangibles—Goodwill and Other,” to account for goodwill and intangible assets. In accordance with these standards, we amortize all finite-lived intangible assets over their respective estimated useful lives, while goodwill has an indefinite life and is not amortized. We review finite-lived intangible assets subject to amortization for impairment whenever events or circumstances indicate that the associated carrying amount may not be recoverable.

We have recorded goodwill in connection with our historical acquisitions. Upon acquisition, these companies have been either combined into one of our existing operating units or managed on a stand-alone basis as an individual operating unit. Goodwill recorded in connection with these acquisitions is subject to an annual assessment for impairment, which we perform at the operating unit level for each operating unit that carries a balance of goodwill. Each of our operating units is organized into one of four business segments: Crude Oil Pipelines and Storage, Crude Oil Supply and Logistics, Refined Products Terminals and Storage, and NGL Distribution and Sales. Goodwill is required to be measured for impairment at the operating segment level or one level below the operating segment level for which discrete financial information is available, and we have determined the following reporting units for the purpose of assessing goodwill impairments.

Operating Segments	Reporting Units
Crude Oil Pipelines and Storage	JP Permian
JPE Storage
Crude Oil Supply and Logistics	JPE Products Supply and Logistics
Refined Product Terminals and Storage	ATT and Caddo Mills
NGL Distribution and Sales	Pinnacle Propane
Pinnacle Propane Express
JP Liquids

Our goodwill impairment assessment is performed at year-end, or more frequently if events or circumstances arise which indicate that goodwill may be impaired.

We have the option to first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. We can choose to perform the qualitative assessment on none, some or all of our reporting units. We can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. Qualitative indicators including deterioration in macroeconomic conditions, declining financial performance that, among other things, may trigger the need for annual or interim impairment testing of goodwill associated with one or all of the reporting units. If we believe that, as a result of our qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. The first step of the two-step fair value-based test involves comparing the fair value of each of our reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of its goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

We determine the fair value of our reporting units using a weighted combination of the discounted cash flow and market multiple valuation approaches, with heavier weighting on the discounted cash flow method, as in management’s opinion, this method currently results in the most accurate calculation of a reporting unit’s fair value. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, discount rates, weighted average costs of capital and future market conditions, among others. We believe the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.

Under the discounted cash flow method, we determine fair value based on estimated future cash flows of each reporting unit (including estimates for capital expenditures), discounted to present value using risk-adjusted industry rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Cash flow projections are derived from budgeted amounts and operating forecasts (typically a one-year model) plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur, along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization, as well as other non-cash items or one-time non-recurring items (Adjusted EBITDA) using the Gordon Growth Model.

Under the market multiple approach, we determine the estimated fair value of each of our reporting units by applying transaction multiples derived from observable market data to each reporting unit’s projected Adjusted EBITDA and then averaging that estimate with similar historical calculations using either a one, two or three year average. We add a reasonable control premium, which is estimated as the premium that would be received in a sale of the reporting unit in an orderly transaction between market participants.

Estimating future cash flows requires significant judgment, and our estimates may vary from cash flows eventually realized. Changes in our estimates and assumptions could result in a significantly different estimate of the fair value of our reporting units and could result in an impairment. Variances in the assessment of market conditions, estimated future cash flows, weighted average costs of capital, and growth rates could have an impact on the assessment of impairments and any amount of goodwill impairment charges recorded. For example, lower growth rates or higher weighted average costs of capital assumptions would both individually lead to lower fair value assessments and potentially increased frequency or size of goodwill impairments. We did not record any impairments of goodwill in 2014, 2013 or 2012.

During the second quarter of 2014, immediately prior to the sale of the Bakken Business within the JPE Products Supply and Logistics reporting unit, we allocated $1,984,000 of goodwill to the Bakken Business, which was based on the relative fair value of the disposed Bakken Business and the portion of the reporting unit that was retained by the Partnership. The $1,984,000 allocation contributed to the overall net loss from discontinued operations.

Risk Management Activities and Derivative Financial Instruments

We have established comprehensive risk management policies and procedures to monitor and manage the market risks associated with commodity prices, counterparty credit and interest rates. The board of directors of our general partner is responsible for the overall management of these risks, including monitoring exposure limits. We do not enter into derivative instruments for any purpose other than management of commodity price and interest rate risks. We enter into commodity forward and swap contracts to hedge exposures to market fluctuations in crude oil and propane prices and interest rate swap contracts to hedge exposures to variable interest rate risk. These derivative contracts are reported in our consolidated balance sheets at fair value with changes in fair value recognized in cost of sales, excluding depreciation and amortization, and interest expense in our consolidated statements of operations. We estimate the fair value of our derivative contracts using industry standard valuation models using market-based observable inputs, including commodity pricing and interest rate curves. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of operations. For further discussion of derivative contracts, see Note 13 to our audited consolidated financial statements included elsewhere in Form 10-K. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

Business Combinations

When a business is acquired, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach. ASC 805, Business Combinations, requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value. Transaction costs related to the acquisition of the business are expensed as incurred. Costs incurred for the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate. Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite.

When we acquire a business from an entity under common control, whereby the companies are ultimately controlled by the same party or parties both before and after the transaction, it is treated similar to the pooling of interest method of accounting, whereby the assets and liabilities are recorded at the transferring entity’s historical cost instead of reflecting the fair market value of assets and liabilities.

Equity-Based Compensation

ASC 718, Stock Compensation, requires all share-based payments to employees to be recognized in the financial statements, based on the fair value on the grant date, date of modification or end of the period, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as equity in the consolidated balance sheets. Equity-based compensation costs associated with the portion of awards classified as equity are measured based upon their estimated fair value on the date of grant or modification. Prior to our IPO in October 2014, we used to estimate the fair value of our common units by dividing the estimated total enterprise value by the number of outstanding units. Estimated total enterprise value was determined using the income approach of discounting the estimated future cash flow to its present value. We also estimated a 15% forfeiture rate in calculating the unit-based compensation expense.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

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

We do not have direct exposure to commodity price changes in our crude oil pipelines and storage segment. In our crude oil supply and logistics business, we purchase and take title to a portion of the crude oil that we sell, which exposes us to changes in the price of crude oil in our sales markets. We manage this commodity price risk by limiting our net open positions and through the concurrent purchase and sale of like quantities of crude oil that are intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered. In our refined products terminals and storage segment, we sell excess volumes of refined products and our gross margin is impacted by changes in the market prices for these sales. We may execute forward sales contracts or financial swaps to reduce the risk of commodity price changes in this segment. In our NGL distribution and sales business, we are generally able to pass through the cost of products through sales prices to our customers. To the extent we enter into fixed price product sales contracts in this business, we generally hedge our supply costs using fixed price forward contracts and swap contracts. In our cylinder exchange business, we sell approximately half of our volumes pursuant to contracts of generally two to three years in duration, which allow us to re-negotiate prices at the time of contract renewal, and we sell the remaining volumes on demand or under month-to-month contracts and generally adjust prices on these contracts on an annual basis. We hedge a large majority of the forecasted volumes under our long-term contracts using financial swaps, and we may also use financial swaps to manage commodity price risk on our month-to-month contracts. As of December 31, 2014, our outstanding swap contracts contained a notional amount of 27,958,000 gallons of propane with maturity dates ranging from January 2015 through December 2016, with a total fair value liability of $12.2 million. In our NGL transportation business, we do not take title to the products we transport and, therefore, have no direct commodity price exposure to the price of volumes transported.

Sensitivity analysis. We have prepared a sensitivity analysis to estimate the exposure to market risk of our propane commodity positions. Forward contracts outstanding as of December 31, 2014 that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for propane. The potential loss in earnings from these positions due to a 10% adverse movement in market prices of propane was estimated at $1.4 million, as of December 31, 2014. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10% and actual results may differ.

Interest rate risk. Our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2014, $75 million of our outstanding debt is economically hedged with interest rate swaps over nine months with a weighted average interest rate of 0.52% plus an applicable margin. Based on our overall interest rate exposure to variable rate debt outstanding as of December 31, 2014, a 1% increase or decrease in interest rates would change interest expense by approximately $0.1 million.

We do not hold or purchase financial instruments or derivative financial instruments for trading purposes.

Credit risk. We are exposed to credit risk. Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. We manage our exposure to credit risk associated with customers to whom we extend credit through analyzing the counterparties’ financial condition prior to entering into an agreement, establishing credit limits, monitoring the appropriateness of these limits on an ongoing basis and entereing into netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions, as deemed appropriate. We may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited consolidated financial statements are included in this Annual Report on Form 10-K and incorporated herein by reference. See the Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures because of the material weaknesses in our internal control over financial reporting discussed below.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not have sufficient personnel with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements. As a result, we did not design and maintain:

·                  formal accounting policies and formal review controls;

·                  effective controls over accounting for business combinations, including controls related to the valuation of assets acquired and liabilities assumed, and the integration of the businesses by applying consistent accounting policies and processes to determine compliance with industry standards and regulations; and

·                  adequate policies and procedures with respect to the primary components of information technology general controls, including the approval and review of access controls, system implementation and migration controls, and change management controls.

These material weaknesses resulted in audit adjustments in the years ended December 31, 2013, 2012 and 2011 and the three months ended March 31, 2013 and 2012 and six months ended June 30, 2013, and restatements of our financial statements for the years ended December 31, 2012, 2011 and the three months ended March 31, 2013 and 2012. Management has also determined that the excess product gains at a refined products terminal described in Note 15 to the consolidated financial statements for the year ended December 31, 2014 was an additional effect of the material weakness related to business combinations and information technology described above. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We are currently working towards remediating the material weaknesses in our internal control over financial reporting and are implementing additional processes and controls designed to address the underlying causes of the material weaknesses. As of December 31, 2014, we have made following progress in our remediation:

Accounting Personnel

During 2013 and 2014, we hired multiple accounting professionals with adequate accounting and financial reporting experience in various roles in the accounting organization.  Key roles include: Chief Accounting Officer, Assistant Controller, Corporate Accounting Manager, Director of Financial Reporting, Manager of Financial Reporting, Director of Internal Audit and Manager of Internal Audit.

Accounting Policies and Review Controls

We have implemented controls over GAAP and SEC reporting and disclosures. Controls include, but are not limited to: the performance and review of monthly account reconciliations; the implementation and review of a formal accounting closing checklist; review and approval of manual journal entries; the formation of a disclosure control committee and the quarterly committee meeting to review our periodic SEC filings; the performance and review of the reconciliation of financial statements to the corresponding supporting documents. Neither we nor our external auditors have tested the operating effectiveness of these new controls.  In addition, we are in the process of formally documenting our existing accounting policies relating to critical accounting matters such as revenue recognition, business combination, and other matters.

Business Combinations

We have implemented formal processes and internal controls to address the accounting and disclosures related to business acquisitions. In addition, we have implemented formal processes and internal controls to address the integration of the acquired business and their compliance with industry standards and regulations. As a key part of the process, management performs a due diligence review that is approved by our executive management team. Additionally, we have implemented internal controls over integrating appropriate accounting policies for the acquired businesses and making sure they are consistent with our accounting policies. We have not completed any acquisitions since the issuance of the business combination material weakness. Therefore, neither we nor our external auditors have tested the operating effectiveness of these new controls.

Information Technology

Access to key IT applications

During 2014, we began to implement IT internal controls over access to key IT applications.

Initial approval of access — we have established a formal process for requesting and capturing initial approvals for access to key IT applications. An IT Order Form process was established to document access requests and related approvals for all access requests.

Removal of access — For all terminated employees, we have established a formal process for the notification and the timely removal of access to key IT applications. The process includes an email notification from Human Resources to the IT access administrator personnel that the employee has been terminated and a confirmation email sent from IT access administrator personnel that the employee access has been removed/disabled.

Controls for change management

We have started the implementation of a formal change management process that documents management’s approval.

System Implementation

We have completed a limited number of system implementation activities in 2014. For these projects, management followed a structured system implementation procedures. Documentation of the implementation, including the formal change request, upgrade testing activities, and implementation checklists were maintained by management.

Neither we nor our external auditors have tested the operating effectiveness of these new controls.

During the course of implementing additional processes and controls, as well as controls operating effectiveness testing, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weaknesses described above.  As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address material weaknesses or determine to modify certain of the remediation measures.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management of JP Energy Partners LP

We are managed by the directors and executive officers of our general partner, JP Energy GP II LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Lonestar and members of our management directly own 95% of the membership interests in our general partner. Our general partner has a board of directors, and our unitholders are not entitled to elect the directors and cannot directly or indirectly participate in our management or operations. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.

Our general partner has eight directors, including three independent directors. The members of our general partner, including Lonestar, will appoint all members to the board of directors of our general partner. Our board has determined that T. Porter Trimble, Norman J. Szydlowski and Josh L. Sherman are independent under the independence standards of the NYSE.

Neither we nor our subsidiaries will have any employees. Our general partner will have the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business will be employed by our general partner, but we sometimes refer to these individuals in this Form 10-K as our employees.

Director Independence

Although most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a publicly traded partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members within one year of the date our common units are first listed on the NYSE, and all of our audit committee members are required to meet the independence and financial literacy tests established by the NYSE and the Exchange Act.

Committees of the Board of Directors

The board of directors of our general partner has an audit committee, a compensation committee and a conflicts committee, and may have such other committees as the board of directors shall determine from time to time. Each of the standing committees of the board of directors has the composition and responsibilities described below.

Audit Committee

T. Porter Trimble, Norman J. Szydlowski and Josh L. Sherman serve as members of our audit committee. Our audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee will have the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee will also be responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm will be given unrestricted access to our audit committee.

Josh L. Sherman has been designated by the board as the audit committee’s financial expert meeting the requirements promulgated by the SEC and set forth in Item 407(d) of Regulation S-K based upon his education and employment experience as more fully detailed in Mr. Sherman’s biography set forth below. Mr. Sherman also acts as the Chairman of our audit committee.

Compensation Committee

At least three members of the board of directors of our general partner will serve on our compensation committee. The compensation committee will establish salaries, incentives and other forms of compensation for officers and other employees. The compensation committee will also administer our incentive compensation and benefit plans. The NYSE does not require publicly traded partnerships, such as us, to have a compensation committee or, if we voluntarily elect to have a compensation committee, require that the members of the compensation committee be independent directors.

Conflicts Committee

At least two members of the board of directors of our general partner will serve on our conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. T. Porter Trimble, Norman J. Szydlowski and Josh L. Sherman currently serve as the members of the conflicts committee. Our conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our conflicts committee may not own any interest in our general partner or any interest in us or our subsidiaries other than (i) common units and (ii) awards under our incentive compensation plan. Any matters approved by our conflicts committee will be presumed to have been approved in good faith, will be deemed to be approved by all of our partners and will not be a breach by our general partner of any duties it may owe us or our unitholders.

Corporate Governance

Our general partner has adopted a code of business conduct and ethics for all directors, officers, employees, and agents. If our general partner amends the code of business conduct and ethics or grants a waiver, including an implicit waiver, from the code of business conduct and ethics, we will disclose this information on our website. Our general partner has also adopted corporate governance guidelines that outline the important policies and practices regarding our corporate governance and provide that the Chairman of the Board shall preside over any executive sessions. Each of the foregoing is available on our website at www.jpenergypartners.com in the “Corporate Governance” section.

Directors and Executive Officers of JP Energy GP II LLC

Directors are elected by the members of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table shows information for the directors and executive officers of JP Energy GP II LLC.

Name	Age	Position with JP Energy GP II LLC
J. Patrick Barley	40	Chairman of the Board, President and Chief Executive Officer
Patrick J. Welch	47	Executive Vice President, Chief Financial Officer and Director
Jeremiah J. Ashcroft III	42	Executive Vice President and Chief Operating Officer
Jon E. Hanna	49	Executive Vice President—Commercial and Business Development
Shiming Chen	40	Vice President, Chief Accounting Officer and Controller
John F. Erhard	40	Director
Daniel R. Revers	53	Director
Lucius H. Taylor	40	Director
Greg Arnold	51	Director
T. Porter Trimble	54	Director
Norman J. Szydlowski	63	Director
Josh L. Sherman	39	Director

J. Patrick Barley. J. Patrick Barley has served as President, Chief Executive Officer and Chairman of the Board of directors of our general partner since May 2010. Mr. Barley brings over 15 years of experience managing early-stage investments. Prior to founding JP Energy Partners, Mr. Barley was the Founder, President and Chief Executive Officer of Lonestar Midstream Partners, LP (“Lonestar Midstream”), a midstream company focused on natural gas gathering and processing, from March 2005 to July 2008. Mr. Barley managed his private investments from the sale of Lonestar Midstream to Penn Virginia Resources Partners LP in July 2008 until he founded JP Energy Partners in May 2010. In 2004, Mr. Barley formed his own private investment firm, CB Capital, LLC, which served as the general partner of Lonestar Midstream. Prior to forming CB Capital, LLC, Mr. Barley was a partner at Greenfield Capital Management, LLC from 1999 to 2004. Mr. Barley earned a Bachelor of Science from Texas Tech University and a Master of Business Administration in Finance from Southern Methodist University.

Patrick J. Welch. Patrick J. Welch has served as the Executive Vice President and Chief Financial Officer of our general partner since April 2014 and served as Interim Chief Financial Officer of our general partner from November 2013 to April 2014. Mr. Welch was named to the board of directors of our general partner in October 2014. From August 2013 to April 2014, Mr. Welch served as a Managing Director at Opportune LLP, an independent consultancy focused exclusively on the energy industry. From March 2012 to August 2013, Mr. Welch served as an independent consultant, advising and assisting clients in all aspects of the CFO function in energy companies with a focus on IPO readiness. From June 2011 through March 2012, he served as Chief Financial Officer for RES Americas, a privately held renewable energy development and construction company with activities in the United States and Canada. Mr. Welch served as the Chief Financial Officer of Atlantic Power Corporation (NYSE: AT) from May 2006 through June 2011. Mr. Welch has an extensive background in the energy and independent power industries. Before joining Atlantic Power Corporation, from January 2004 to May 2006, Mr. Welch was Vice President and Controller of DCP Midstream and DCP Midstream Partners, LP (NYSE: DPM) in Denver, Colorado. Prior to that he held various positions at Dynegy Inc. (NYSE: DYN) in Houston, Texas, including Vice President and Controller for Dynegy Generation, and Assistant Corporate Controller. Prior to Dynegy, Mr. Welch was a Senior Audit Manager in the Energy, Utilities and Mining Practice of PricewaterhouseCoopers LLP, predominantly in Houston, Texas, where he served several major energy clients. Mr. Welch earned his Bachelor’s Degree from the University of Central Oklahoma and is a Certified Public Accountant.

Jeremiah (Jerry) J. Ashcroft III. Jerry Ashcroft has served as the Executive Vice President and Chief Operating Officer of our general partner since April 2014. From January 2012 to April 2014, Mr. Ashcroft was the Senior Vice President of Buckeye GP LLC (“Buckeye”) and President, Buckeye Services. Buckeye is the general partner of Buckeye Partners (NYSE: BPL), which owns and operates one of the largest independent liquid petroleum products pipeline systems in the United States. Mr. Ashcroft was the Senior Vice President, Global Operations of Buckeye Pipe Line Services Company (“Services Company”) from August 2011 to January 2012. From May 2009 to August 2011, Mr. Ashcroft was Services Company’s Vice President, Field Operations. Prior to joining Buckeye, Mr. Ashcroft worked for Colonial Pipeline Company from 2000 to 2006, in roles including Mergers, Acquisitions, and Strategy Coordinator and Control Center Leader, and again from January 2008 to May 2009, first as Chief Compliance Officer and finally as District Leader of Colonial’s 2,880-mile southeast region. From November 2006 to January 2008, Mr. Ashcroft served as the General Manager of Georgia Pacific Company’s Leaf River Sawmill. Mr. Ashcroft was a decorated Major in the United States Marine Corps and earned his Bachelor’s Degree from the United States Naval Academy and his Master of Business Administration from Goizueta Business School, Emory University.

Jon E. Hanna. Jon E. Hanna has served as Executive Vice President—Commercial and Business Development of our general partner since January 2014. Prior to joining JP Energy Partners, Mr. Hanna was Vice President—Business Development of Enable Midstream Partners, a natural gas gathering, processing, transportation and storage partnership, from August 2011 to December 2013. Prior to Enable, Mr. Hanna served as Vice President—Market Development for ONEOK Partners, a natural gas gathering, processing, storage and transportation partnership, from July 2007 to August 2011 and as Vice President—Business Development for ONEOK Hydrocarbon L.P., a NGL processing, storage and transportation partnership, from July 2005 to July 2007. Mr. Hanna held various other positions with ONEOK NGL Marketing, L.P. and ONEOK Energy Marketing from September 2000 to July 2005. Prior to joining ONEOK, Mr. Hanna held positions with Texaco Inc. relating to its NGL and natural gas businesses from November 1989 to September 2000. Mr. Hanna earned a Bachelor of Science in Business Administration from Drake University.

Shiming (Simon) Chen. Simon Chen has served as the Vice President, Chief Accounting Officer and Controller of our general partner since November 2014 and served as Vice President and Controller of our general partner from February 2013 to November 2014. Prior to joining JP Energy Partners, Mr. Chen served as the Assistant Controller from October 2010 to February 2013, and Director of Financial Reporting from July 2009 to October 2010 for Regency Energy Partners LP, a midstream company focusing on the gathering, transportation, and storage of NGLs and crude oil, natural gas and NGL marketing and trading, and the management of coal and natural resource properties in the United States. Prior to joining Regency Energy Partners LP, Mr. Chen served in various roles with the assurance and business advisory services practice of PricewaterhouseCoopers LLP from 2003 to 2009. Mr. Chen is a Certified Public Accountant.

John F. Erhard. John F. Erhard was named a member of the board of directors of our general partner in July 2011 and was appointed to the board in connection with his affiliation with ArcLight, which controls our general partner. Mr. Erhard, a Partner at ArcLight, joined the firm in 2001 and has 14 years of energy finance and private equity experience. Prior to joining ArcLight, he was an Associate at Blue Chip Venture Company, a venture capital firm focused on the information technology sector. Mr. Erhard began his career at Schroders, where he focused on mergers and acquisitions. Mr. Erhard earned a Bachelor of Arts in Economics from Princeton University and a Juris Doctor from Harvard Law School. Mr. Erhard previously served on the board of directors of Patriot Coal and on the board of directors of Buckeye GP Holdings (NYSE: BGH), the publicly traded general partner of Buckeye Partners (NYSE: BPL). In addition, Mr. Erhard has experience in the master limited partnership sector. He is currently serving on the board of directors of the general partner of American Midstream Partners, L.P. (NYSE: AMID) and previously served on the board of directors of Buckeye GP Holdings. We believe that Mr. Erhard’s considerable energy, finance and private equity experience, including his experience with master limited partnerships, provide him with the necessary skills to be a member of the board of directors of our general partner.

Daniel R. Revers. Daniel R. Revers was named a member of the board of directors of our general partner in June 2011 and was appointed to the board in connection with his affiliation with ArcLight, which controls our general partner. Mr. Revers is Managing Partner of and a co-founder of ArcLight Capital Partners, LLC and has 24 years of energy finance and private equity experience. Mr. Revers manages the Boston office of ArcLight and is responsible for overall investment, asset management, strategic planning, and operations of ArcLight and its funds. Prior to forming ArcLight in 2000, Mr. Revers was a Managing Director in the Corporate Finance Group at John Hancock Financial Services, where he was responsible for the origination, execution, and management of a $6 billion portfolio consisting of debt, equity, and mezzanine investments in the energy industry. Prior to joining John Hancock in 1995, Mr. Revers held various financial positions at Wheelabrator Technologies, Inc., where he specialized in the development, acquisition, and financing of domestic and international power and energy projects. In addition, Mr. Revers is currently serving on the board of directors of the general partner of American Midstream Partners, L.P. (NYSE: AMID). Mr. Revers also serves in various capacities for a number of not-for-profit organizations, currently serving on the Board of Overseers at the Amos Tuck School of Business Administration and the board of directors of the Citizen Schools. Mr. Revers earned a Bachelor of Arts in Economics from Lafayette College and a Master of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College. We believe that Mr. Revers’ significant energy, finance and private equity experience provide him with the necessary skills to be a member of the board of directors of our general partner.

Lucius H. Taylor. Lucius H. Taylor was named a member of the board of directors of our general partner in September 2011 and was appointed to the board in connection with his affiliation with ArcLight, which controls our general partner. Mr. Taylor is a Principal at ArcLight, which he joined in 2007. Mr. Taylor has over 15 years of experience in energy and natural resource finance and engineering. In addition, Mr. Taylor serves on the board of directors of the general partner of American Midstream Partners, L.P. (NYSE: AMID). Prior to joining ArcLight, Mr. Taylor was a Vice President in the Energy and Natural Resource Group at FBR Capital Markets where he focused on raising public and private capital for companies in the power and energy sectors. Mr. Taylor began his career as a geologist and project manager at CH2M HILL, Inc., a global engineering, construction and operations firm. Mr. Taylor earned a Bachelor of Arts in Geology from Colorado College, a Master of Science in Hydrogeology from the University of Nevada, and a Master of Business Administration from the Wharton School at the University of Pennsylvania. Mr. Taylor was selected to serve as a director on the board due to his affiliation with ArcLight, his in-depth knowledge of the energy industry and his financial and business expertise.

Greg Arnold. Greg Arnold was named to the board of directors of our general partner in November 2012 and was appointed to the board in connection with the acquisition of our North Little Rock, Arkansas and Caddo Mills, Texas refined products terminals in November 2012. Mr. Arnold has over 25 years of midstream and downstream refined products experience. Mr. Arnold is currently the President, CEO and Chairman of the board of directors of Truman Arnold Companies, a privately owned national petroleum marketing and aviation fixed-based operation company, where he has been since 1987. Mr. Arnold was named President and Chief Operation Officer of Truman Arnold Companies in 1990 and was named President and Chief Executive Officer in 2003. Mr. Arnold has previously served on the board of directors of Century Bancshares, Inc. from 1998 until December of 2008. Additionally, Mr. Arnold served on the board of Christus St. Michael Hospital board prior to 2009. Mr. Arnold received a Bachelor of Business Administration from Stephen F. Austin University. We believe that Mr. Arnold’s significant energy industry and financial experience provide him with the necessary skills to be a member of the board of directors of our general partner.

T. Porter Trimble. T. Porter Trimble was named to the board of directors of our general partner in October 2014. Mr. Trimble founded Fleur de Lis Energy, L.L.C., a private firm specializing in direct investments in upstream oil and gas assets, in January 2014 and has served as its President since founding. From 2008 until December 2013, Mr. Trimble served as Vice Chairman of Merit Energy Company, a private firm specializing in direct investments in oil and gas assets. Between 2004 and 2008, Mr. Trimble was an Executive Vice President at Merit, in which role he was responsible for the oversight and implementation of Merit’s acquisition strategy and the articulation of that strategy to investors. Mr. Trimble has been directly involved in the purchase of over $6.0 billion in oil and gas assets while at Merit and served as a member of its board of directors and its audit committee from 2004 until December 2013. Prior to joining Merit in 1992, Mr. Trimble was with

Graham Resources, Inc. in various acquisition and operational positions, and, before that, was in drilling operations for Amoco Production Company in the Gulf of Mexico. Mr. Trimble holds a Bachelor of Science degree in Petroleum Geology from Louisiana State University and a Master of Engineering degree in Petroleum Engineering from Tulane University. We believe that Mr. Trimble’s significant energy industry experience, particularly his acquisition strategy and upstream oil and gas expertise, provides him with the necessary skills to be a member of the board of directors of our general partner.

Norman J. Szydlowski. Norman J. Szydlowski was named to the board of directors of our general partner in October 2014. From April 2014 through September 2014, Mr. Szydlowski managed his personal investments as a private investor. Mr. Szydlowski served as president and chief executive officer and Chairman of the board of directors of Rose Rock Midstream GP, LLC from December 2011 to April 2014. Mr. Szydlowski also served as a director and as President and Chief Executive Officer of SemGroup Corporation from November 2009 to April 2014 and as a director of NGL Energy Partners from November 2011 to April 2014. From January 2006 until January 2009, Mr. Szydlowski served as president and chief executive officer of Colonial Pipeline Company, an interstate common carrier of petroleum products. From 2004 to 2005, he served as a senior consultant to the Iraqi Ministry of Oil in Baghdad on behalf of the U.S. Department of Defense, where he led an advisory team in the rehabilitation, infrastructure security and development of future strategy of the Iraqi oil sector. From 2002 until 2004, he served as vice president of refining for Chevron Corporation (formerly ChevronTexaco), one of the world’s largest integrated energy companies. Mr. Szydlowski joined Chevron in 1981 and served in various capacities of increasing responsibility in sales, planning, supply chain management, refining and plant operations, transportation and construction engineering. In addition, Mr. Szydlowski serves on the board of directors of the general partner of Transocean Partners LLC (NYSE: RIGP). We believe that Mr. Szydlowski’s significant energy industry experience provides him with the necessary skills to be a member of the board of directors of our general partner.

Josh L. Sherman. Josh L. Sherman was named to the board of directors of our general partner in January 2015. Mr. Sherman is a partner at Opportune LLP (“Opportune”), an independent consultancy focused exclusively on the energy industry. Since January 2008, Mr. Sherman has been the partner in charge of the Complex Financial Reporting group of Opportune and previously held the title of managing director from June 2006 through December 2007. Mr. Sherman has over 15 years of experience with the technical aspects of financial reporting, SEC filings, valuation and financial due diligence assistance. Prior to working with Opportune, Mr. Sherman was employed as a director with Sirius Solutions LLLP, where he provided energy consulting services from September 2002 to June 2006. Mr. Sherman worked in the audit and global energy markets departments with Deloitte & Touche from January 1997 to August 2002, where he managed the audits of regulated gas and electric utilities, independent power producers and energy trading entities. A Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the National Association of Corporate Directors, Mr. Sherman holds a BBA and a Masters in Accountancy from the University of Texas. Mr. Sherman currently serves on the board of directors of Trans Energy, Inc., where he is also chairman of the Audit Committee, chairman of the Compensation Committee and a member of the Governance Committee. Mr. Sherman previously served on the board of directors of Voyager Oil & Gas (Emerald Oil). Based on the attributes, education, and experience requirements set forth in the rules of the SEC and the NYSE, the Board has determined that Mr. Sherman qualifies as an “Audit Committee Financial Expert.” We believe that Mr. Sherman’s extensive energy, audit and financial reporting experience provide him with the necessary skills to be a member of the board of directors of our general partner.

Board Leadership Structure

The chief executive officer of our general partner currently serves as the chairman of the board. The board of directors of our general partner has no policy with respect to the separation of the offices of chairman of the board of directors and chief executive officer. Instead, that relationship is defined and governed by the amended and restated limited liability company agreement of our general partner, which permits the same person to hold both offices. Directors of the board of directors of our general partner are designated or elected by the members of our general partner, including Lonestar and certain members of management. Accordingly, unlike holders of common stock in a corporation, our unitholders will have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.

Board Role in Risk Oversight

Our corporate governance guidelines will provide that the board of directors of our general partner is responsible for reviewing the process for assessing the major risks facing us and the options for their mitigation. This responsibility will be largely satisfied by our audit committee, which is responsible for reviewing and discussing with management and our registered public accounting firm our major risk exposures and the policies management has implemented to monitor such exposures, including our financial risk exposures and risk management policies.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

We do not directly employ any of the persons responsible for managing our business. Our general partner, under the direction of its board of directors, is responsible for managing our operations and employs all of the employees that operate our business. The compensation payable to the officers of our general partner is paid by our general partner and such payments are reimbursed by us. For more information please read “Our Partnership Agreement—Reimbursement of Expenses.” However, we sometimes refer to the employees and officers of our general partner as our employees and officers in this Compensation Discussion and Analysis.

This Compensation Discussion and Analysis provides an overview and analysis of (i) the elements of our compensation program for our named executive officers, or NEOs, identified below, (ii) the material compensation decisions made under that program and reflected in the executive compensation tables that follow this Compensation Discussion and Analysis and (iii) the material factors considered in making those decisions. Our general partner intends to provide our NEOs with compensation that is significantly performance based. Our executive compensation program is designed to align executive pay with our performance on both short and long-term bases, link executive pay to the creation of value for unitholders and utilize compensation as a tool to assist us in attracting and retaining the high-caliber executives that we believe are critical to our long-term success.

The primary elements of our executive compensation program and their corresponding objectives are identified in the following table.

Compensation Element	Primary Objective
Base salary	Recognize performance of job responsibilities and attract and retain individuals with superior talent.

Annual performance-based compensation	Promote near-term performance and reward individual contributions to our business on an annual basis.

Discretionary long-term equity incentive awards

Emphasize long-term performance objectives, encourage the maximization of unitholder value and retain key executives by providing an opportunity to participate in the ownership and value creation in our partnership.

Retirement savings (401(k)) plan	Provide an opportunity for tax-efficient savings and long term financial security.

Other elements of compensation and perquisites	Attract and retain talented executives in a cost-efficient manner by providing benefits with high perceived values at relatively low cost.

To serve the foregoing objectives, our overall executive compensation program is generally designed to be flexible rather than formulaic. Our compensation decisions for our NEOs in fiscal 2014 are discussed below in relation to each of the above-described elements of our compensation program. The below discussion is intended to be read in conjunction with the executive compensation tables and related disclosures that follow this Compensation Discussion and Analysis.

For the year ended December 31, 2014, our NEOs were:

·                  J. Patrick Barley, our Chairman, President and Chief Executive Officer;

·                  Patrick Welch, our Executive Vice President and Chief Financial Officer;

·                  Jeremiah Ashcroft, our Executive Vice President and Chief Operating Officer;

·                  Jon Hanna, our Executive Vice President—Commercial and Business Development; and

·                  Christopher Hill, our Senior Vice President—NGL Distribution and Sales. Mr. Hill resigned effective March 2, 2015.

Compensation Overview

Our overall compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with our success and their contribution to that success. We believe compensation should be structured to ensure that a significant portion of compensation opportunity will be related to factors that directly and indirectly influence unitholder value. Consistent with our performance-based philosophy, we provide a base salary to our NEOs and significant incentive-based compensation opportunity, which includes variable awards under our annual incentive bonus program.

Although our general partner has not historically made annual grants of equity-based awards as a means of compensating our executives, we have from time to time made grants of common units in us to our NEOs, primarily in connection with their commencement of employment with us and our affiliates. Although no equity or equity-based awards were granted to our NEOs in 2014, other than to Messrs. Ashcroft, Welch and Hanna in connection with each executive’s commencement of employment, we believe that equity participation by our NEOs is an important component of NEO pay.

Determination of Compensation Awards

The compensation committee of the board of directors of our general partner, or the Compensation Committee, is provided with the primary authority to determine and approve the compensation awards available to our NEOs and is charged with reviewing our executive compensation policies and practices to ensure (i) adherence to our compensation philosophies and (ii) that the total compensation paid to our NEOs is fair, reasonable and competitive, taking into account our position within our industry and the level of expertise and experience of our NEOs in their positions. As a result, the Compensation Committee periodically (i) reviews each NEO’s base salary, (ii) assesses the performance of the Chief Executive Officer and other NEOs for each applicable performance period and (iii) determines the amount of awards to be paid to our Chief Executive Officer and other NEOs under our annual bonus incentive program for each year. In making compensation and performance determinations for our NEOs other than our CEO, the Compensation Committee will consider, and the Board has historically followed, the recommendations of our CEO. Additionally, on a historical basis, performance determinations for our NEOs have been made in a subjective and discretionary manner without regard to pre-determined financial, operational or other performance goals or metrics. However, in the future, we expect that the Compensation Committee may establish annual incentive programs that include the consideration of objective performance-based goals or metrics.

In determining compensation levels for our NEOs, our general partner considers each NEO’s unique position and responsibility and relies upon the judgment and industry experience of its members, including their knowledge of competitive compensation levels in our industry. We believe that our NEOs’ base salaries should be competitive with salaries for executive officers in similar positions and with similar responsibilities in our marketplace and adjusted for financial and operating performance and previous work experience. In this regard, each NEO’s current and prior compensation, including compensation paid by the NEO’s prior employer, is considered as a reference point against which determinations are made as to whether increases are appropriate to retain the NEO in light of competition or in order to provide continuing performance incentives.

At the request of our board of directors, our Vice President — Human Resources reviewed and provided input on the compensation of our NEOs, trends in executive compensation, meeting materials prepared for and circulated to our board of directors and management’s proposed executive compensation plans.

While we do not apply rigid formulas in determining the amount and mix of compensation elements, we consider long-term Company performance trends and review each element of compensation as described in this Form 10-K in evaluating and approving the total compensation of each of our NEOs. We use an internal Certified Compensation Professional (CCP) to perform market studies. External surveys are used to review similar NEO positions and the scope of these positions by comparing total compensation in a similar industry, revenue size and geographic location.  Surveys used for 2014 compensation studies are Economic Resources Institute (ERI) and Aon/Hewitt 2014 U.S. Total Compensation Measurement Executive Survey. We do not benchmark compensation for our NEOs at any particular percentile of the companies included in these surveys; rather, the Compensation Committee considers a variety of factors in making compensation decisions, as discussed throughout this Compensation Discussion and Analysis. In general, we maintain and incorporate flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment and individual performance.

Base Compensation for 2014

We believe that executive officer base salaries should be competitive with salaries for executive officers in similar positions with similar responsibilities in our marketplace. Historically, base salaries for our NEOs were initially set at modest levels, primarily due to our limited operating history at the time such salaries were determined, and, for our NEOs who were then employed, were increased significantly in 2013 in anticipation of our 2014 initial public offering.  Going forward, we set base salaries for our NEOs generally at a level we deem necessary to attract and retain individuals with superior talent.  For Messrs. Welch, Ashcroft and Hanna, who commenced their employment relationship with our general partner in 2014, base salaries, along with other compensation items, were established based on arms-length negotiations at the time of hire. Each year we expect to determine base salary increases, if any, based upon the performance of our NEOs as assessed by the Compensation Committee, and for NEOs other than the Chief Executive Officer, in conjunction with the recommendations made by the Chief Executive Officer.  None of our NEOs received any base salary increases in 2014.

Annual Performance-Based Compensation for 2014

We structure our compensation programs to reward executive officers based on our performance and the individual executive’s relative contribution to that performance. Each of our NEOs participates in our annual bonus program, under which cash incentive awards are determined annually in the discretion of the Compensation Committee of the board of directors of our general partner. In making individual annual bonus decisions, the Compensation Committee of the board of directors of our general partner has not historically relied on pre-determined performance goals or targets and did not do so for 2014. Instead, determinations regarding annual bonus compensation awards have been based on a subjective assessment of all reasonably available information, including the applicable executive’s business impact, contributions and leadership, among other factors. The percentage of salary awarded as bonuses to each of our NEOs for 2014 was as follows: Mr. Barley: 100%; Mr. Welch: 75%; Mr. Ashcroft: 100%; Mr. Hanna:15%; and Mr. Hill: 0%. In determining individual award levels, the board of directors of our general partner generally considered on a subjective basis each NEO’s level of authority and responsibility within our organization and their corresponding contributions to our successes for 2014.

Long-Term Equity Incentive Awards

Although our general partner has not historically made annual grants of equity-based awards as a means of compensating our executives, we have from time to time made grants of common units in us to our NEOs, primarily in connection with their commencement of employment with us and our affiliates, in order to encourage executive retention, promote a long-term focus and align executive and unitholder interests.

For fiscal year 2014, our general partner granted a long-term equity incentive award to each of Mr. Ashcroft, Mr. Welch and Mr. Hanna in the form of restricted class B common units in connection with their commencement of employment.  One fourth of Mr. Ashcroft’s award vested on the date of grant, and the remaining portion of the executive’s award vests in three equal annual installments, Mr. Welch’s award vests in four equal annual installments, and Mr. Hanna’s award vests in four equal annual installments.  The awards to each of Messrs. Ashcroft, Welch and Hanna are subject to continued employment with us on the applicable vesting dates and represent an important element of our efforts to retain these key employees and reward them for strong company performance.  In connection with our IPO, the Class B common units issued to Messrs. Ashcroft, Welch and Hanna were converted into common and subordinated units in our partnership as reflected in the table below.

The number of restricted units granted to Messrs. Ashcroft, Hanna and Welch in fiscal year 2014 is set forth in the following table.

Name	Number of Common Units (#)		Number of Subordinated Units (#)
Jeremiah Ashcroft	8,761	(1)	35,749	(1)
Jon Hanna	3,504	(2)	14,300	(2)
Patrick Welch	3,504	(3)	14,300	(3)

(1)                                 Mr. Ashcroft was granted 50,000 Class B common units prior to our IPO, which were converted into the number of common and subordinated units shown in the table above in connection with the closing of our IPO.

(2)                                 Mr. Hanna was granted 20,000 Class B common units prior to our IPO, which were converted into the number of common and subordinated units shown in the table above in connection with the closing of our IPO.

(3)                                 Mr. Welch was granted 20,000 Class B common units prior to our IPO, which were converted into the number of common and subordinated units shown in the table above in connection with the closing of our IPO.

Other Elements of Compensation and Perquisites

Our NEOs are eligible under the same plans as all other employees for medical and dental coverage and life and other insurance. We provide these benefits due to their relatively low cost and the high value they provide in attracting and retaining talented executives. Our NEOs do not receive any tax gross up in connection with our provision of these benefits. In addition, for 2014, our general partner provided certain perquisites to Mr. Welch in the form of temporary living, housing and commuting expenses, primarily related to his long-distance commuting requirements from his personal residence in Colorado to our executive offices pursuant to his employment offer letter agreement. Mr. Welch receives a tax gross up in connection with the provision of his housing and commuting expenses.

Employment Agreements

Our general partner considers the maintenance of a sound management team to be essential to protecting and enhancing our best interests. To that end, we recognize that the uncertainty that may exist among management with respect to their “at-will” employment with us may result in the departure or distraction of management personnel to our detriment. Accordingly, with respect to our NEOs, our general partner has entered into employment agreements with each of Mr. Welch and Mr. Ashcroft to encourage the continued attention and dedication of these members of our management and to allow them to focus on the value to unitholders of strategic alternatives without concern for the impact on their continued employment.

Agreement with Mr. Welch and Mr. Ashcroft.  In September 2014, our general partner entered into employment agreements with each of Mr. Welch and Mr. Ashcroft, which have a three-year initial term and are subject to automatic annual renewal thereafter unless either party gives the other a notice of non-extension at least 60 days prior to the expiration of the then-applicable term. The agreements provide for an annual base salary of $400,000 for Mr. Welch and $425,000 for Mr. Ashcroft, subject to review and adjustment from time to time. In addition, the agreements provide for the executives to participate in the bonus and benefit plans maintained by our general partner from time to time. If our general partner terminates Mr. Welch’s or Mr. Ashcroft’s employment for cause or due to death or disability or if the executive resigns his employment without good reason, then he will receive only his base salary earned through the date of termination but not yet paid, any expenses owed to him and any amount accrued arising from his participation in employee benefit plans or as required by law and, solely in the event of a termination of employment due to disability or death, continued payment of the executive’s base salary through the end of the third or first month, respectively, following termination. Any further right to salary, bonus or other benefits will cease. However, if Mr. Welch’s or Mr. Ashcroft’s employment is terminated by our general partner without cause or he resigns for good reason during the term of the employment agreement and, in either case, signs a release of claims in favor of our general partner, then he will be entitled to receive, as severance payments, an amount equal to one year of the executive’s base salary plus an amount equal to the average of the executive’s annual bonus received during the three most recent fiscal years (or if the executive was not employed with our general partner over the full three most recent fiscal years, his target bonus will be substituted for the year in which he was not employed for purposes of determining the average bonus), plus an amount equal to the executive’s healthcare continuation COBRA premiums for twelve months. If such termination occurs within six months after a change in control of us or our general partner, the severance amount would be two times the executive’s base salary and bonus amount and the healthcare continuation period would be 24 months.

In addition, upon termination of employment, the employment agreements for each of Mr. Welch and Mr. Ashcroft provide that the executive (i) will not engage in any business that is competitive with us in the geographical locations where we operate for a period of at least 12 months following termination and (ii) will not solicit our employees, customers, suppliers or other business associates for a period of two years following termination.

For purposes of the employment agreements described above, “Cause” is defined generally as (i) fraud, embezzlement or theft against us or our general partner or a material violation of company policies, (ii) gross negligence, dishonesty or fraud causing material harm to us or our general partner or any conviction of, or guilty plea or nolo contendere plea to, or confession of, a Class A-type felony or felony involving moral turpitude or other crime involving moral turpitude, (iii) unauthorized disclosure or misuse of our confidential information, (iv) material nonperformance of duties, willful misconduct or breach of fiduciary duty that is not cured within 10 days after notice to the executive thereof, (v) use of illegal drugs at work, or (vi) a material breach of the employment agreement. “Good reason” is defined generally as (i) a material and adverse diminution in job title or duties, (ii) a material breach of our general partner’s obligations under the agreement (including a failure to pay or provide salary or benefits), (iii) a greater than 50 mile relocation of the executive’s primary place of employment, or (iv) a material reduction in the executive’s base salary (generally requiring a 10% or greater reduction), in each case that is not cured within 30 days of the executive’s objection thereto.

In connection with his commencement of employment with our general partner in April 2014, Mr. Ashcroft was granted a relocation bonus of $50,000, which bonus is subject to repayment in the event he voluntarily resigns his employment within 18 months of his date of hire. Mr. Ashcroft is also entitled to a signing bonus in the amount of $1,200,000 to be paid in four installments as follows: $200,000 within 30 days of commencing employment; $600,000 upon commencement of our initial public offering; and $200,000 on each of January 31, 2015 and 2016.

Summary Compensation Table for 2014

The following table sets forth certain information with respect to the compensation paid to our NEOs for the year ended December 31, 2014.

Name and Principal Position	Year	Salary($)	Bonus($)(1)	Unit Awards($)(2)	All Other Compensation($)(3)	Total($)
J. Patrick Barley	2014	425,000	425,000	—	10,400	860,400
President and Chief Executive Officer	2013	405,769	276,250	—	4,577	686,596
	2012	240,385	510,000	—	—	750,385
Patrick Welch(4)	2014	523,917	300,000	356,080	59,953	1,239,950
Executive Vice President and Chief Financial Officer	2013	127,200	—	—	20,580	147,780
Jeremiah Ashcroft(5)	2014	286,057	1,225,000	890,200	—	2,401,257
Executive Vice President and Chief Operating Officer
Jon Hanna(6)	2014	282,692	220,000	437,088	10,400	950,180
Executive Vice President—Commercial and Business Development
Christopher Hill	2014	325,000	—	—	500	325,500
Senior Vice President—NGL Distribution and Sales	2013	295,192	195,000	—	—	490,192
	2012	192,308	158,750	—	—	351,058

(1)                                 The 2014 bonus amounts reflect bonuses paid in early 2015 that relate to services performed in 2014 and represent the awards earned under our annual incentive bonus program. For additional information, please read “—Annual Performance-Based Compensation for 2014” above. For Mr. Ashcroft, the amount shown also represents a relocation bonus of $50,000 and a signing bonus of $800,000 granted to Mr. Ashcroft in connection with his commencement of employment in April 2014. For Mr. Hanna, the amount shown also represents a signing bonus of $175,000 granted to Mr. Hanna in connection with his commencement of employment in January 2014. For additional information, please read “Employment Agreements” above.

(2)                                 Amounts shown represents the aggregate grant-date fair value of restricted class B common units granted during 2014 computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.

(3)                                 For Messrs. Barley, Hanna and Hill, the 2014 amount shown reflects company contributions to our 401(k) retirement savings plan. For Mr. Welch, the 2014 amount shown reflects company contributions to our 401(k) retirement savings plan as well as $33,553 for temporary housing and living assistance, including lodging expenses, and $17,170 for travel and commuting expenses, including ground transportation and airfare costs.

(4)                              Mr. Welch commenced employment with us in April 2014 and amounts shown represent compensation earned during 2014 since that time plus the fees we paid to Opportune LLP for Mr. Welch’s service as an outside consultant. Mr. Welch served as an outside consultant and was functionally our Chief Financial Officer from November 2013 to April 2014 pursuant to a consulting agreement that we entered into with Opportune LLP. The compensation in the “Salary” column of the table above for 2014 reflects $243,600 of fees paid to the consulting firm that employed Mr. Welch for his services to us in 2014.

(5)                                 Mr. Ashcroft commenced employment with us in April 2014, and amounts shown represent compensation earned during 2014 since that time.

(6)                               Mr. Hanna commenced employment with us in January 2014, and amounts shown represent compensation earned during 2014 since that time.

Grants of Plan-Based Awards for 2014

		All Other Unit Awards: Number of Units
Name	Grant Date	Number of Common Units (#)	Number of Subordinated Units (#)	Grant Date Fair Value of Unit Awards
J. Patrick Barley	—	—	—	—
Patrick Welch	9/2/14	3,504	14,300	$356,080
Jeremiah Ashcroft	9/2/14	8,761	35,749	$890,200
Jon Hanna	5/2/14	3,504	14,300	$437,088
Christopher Hill	—		—	—

(1)         The number of restricted Class B common units granted to Mr. Ashcroft, Mr. Hanna and Mr. Welch in fiscal year 2014 was 50,000, 20,000 and 20,000, respectively. Upon our IPO in October 2014, all then outstanding Class B common units were converted into common units and subordinated units.  The numbers in the table above reflect such unit conversion as if the conversion occurred on their respective grant date.

Outstanding Equity Awards at December 31, 2014

The following table provides information regarding the outstanding unvested unit awards held by our NEOs as of December 31, 2014.

	Unit Awards(4)
Name	Number of Common Units That Have Not Vested (#)		Number of Subordinated Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)
J. Patrick Barley	—		—		—
Patrick Welch	3,504	(1)	14,300	(1)	$217,743
Jeremiah Ashcroft	6,571	(2)	26,812	(2)	$408,274
Jon Hanna	3,504	(3)	14,300	(3)	$217,743
Christopher Hill	—		—		—

(1)         The units vest in four equal annual installments on each of April 7, 2015, 2016, 2017 and 2018, subject to the NEO’s continued service with us on each applicable vesting date.

(2)         The units vest in three equal annual installments on each of April 14, 2015, 2016 and 2017, subject to the NEO’s continued service with us on each applicable vesting date.

(3)         The units vest in four equal annual installments on each of January 6, 2015, 2016, 2017 and 2018, subject to the NEO’s continued service with us on each applicable vesting date

(4)         Unit awards in the table above reflect the conversion of Class B common units into common and subordinated units in us in connection with our IPO.

Units Vested in 2014

The following table sets forth the number and value of common and subordinated unit awards that vested for the NEOs during 2014. Only Mr. Ashcroft held any equity or equity-based awards in us that vested during 2014.

Unit Awards
Name	Number of Units Acquired on Vesting (#)(1)	Number of Subordinated Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
J. Patrick Barley	—	—	—
Patrick Welch	—	—	—
Jeremiah Ashcroft	2,190	8,937	$222,540
Jon Hanna	—	—	—
Christopher Hill	—	—	—

(1)         The number of restricted Class B common units vested for Mr. Ashcroft was 12,500.  Upon our IPO in October 2014, all then outstanding Class B common units were converted into common units and subordinated units.  The numbers in the table above reflect such unit conversion as if the conversion occurred since the grant date.

(2)         Amount shown reflects an estimate of the fair market value of the units as of the vesting date of September 2, 2014, as determined by our general partner.

Nonqualified Deferred Compensation and Pension Benefits

None of our NEOs participate in any nonqualified deferred compensation plans or pension plans and received no nonqualified deferred compensation or pension benefits during the year ended December 31, 2014.

Potential Payments upon Termination or Change in Control

Each of Messrs. Welch and Ashcroft have an agreement that provides for severance benefits upon a termination of employment. See “—Employment Agreements” above for a description of the employment and severance agreements for each of our NEOs. Assuming that each of these agreements were in place on December 31, 2014, as applicable, and a termination of employment effective as of December 31, 2014 (i) by our general partner without cause, (ii) due to the executive’s resignation for good reason or (iii) due to the executive’s disability or death, each of our NEOs would have received the following payments and benefits:

Name	Payment Type	Termination Without Cause or Resignation for Good Reason($)		Death($)	Termination due to Disability($)	Termination Without Cause or Resignation for Good Reason After a Change in Control($)
J. Patrick Barley	Salary	n/a		n/a	n/a	n/a
	Bonus	n/a		n/a	n/a	n/a
	Total	n/a		n/a	n/a	n/a
Patrick Welch	Salary	419,687	(1)	33,333	99,999	839,374	(1)
	Bonus	300,000		—	—	600,000
	Total	719,687		33,333	99,999	1,439,374
Jeremiah Ashcroft	Salary	444,687	(1)	35,416	106,249	889,374	(1)
	Bonus	425,000		—	—	850,000
	Total	869,687		35,416	106,249	1,739,374
Jon Hanna	Salary	n/a		n/a	n/a	n/a
	Bonus	n/a		n/a	n/a	n/a
	Total	n/a		n/a	n/a	n/a
Christopher Hill	Salary	n/a		n/a	n/a	n/a
	Bonus	n/a		n/a	n/a	n/a
	Total	n/a		n/a	n/a	n/a

(1)                                 Salary amount shown includes an estimated amount for healthcare continuation COBRA reimbursement payments of $19,687 per year.

Compensation Risk

We have analyzed the potential risks arising from our compensation policies and practices, and have determined that there are no such risks that are reasonably likely to have a material adverse effect on us.

Director Compensation

For the year ended December 31, 2014, our NEOs or other employees who also served as members of the board of directors of our general partner did not receive additional compensation for their service as directors. Directors who were not officers, employees or paid consultants or advisors of us or our general partner were eligible to receive the following amounts as compensation for their services as directors in 2014: (i) an annual retainer of

$50,000; (ii) an additional annual retainer of $10,000 for service as the chair of any standing committee and a $5,000 fee for service on two or more committees;  and (iii) meeting attendance fees of $1,750 per meeting attended, whether telephonically or in person.

In 2014, we provided the following compensation to our independent directors:

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)	Total
T. Porter Trimble	20,750	—	20,750
Norman J. Szydlowski	20,750	—	20,750

Directors also receive reimbursement for out-of-pocket expenses associated with attending board or committee meetings and director and officer liability insurance coverage. Under our partnership agreement, each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law, subject to certain limitations provided in our partnership agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of our units held by beneficial owners of 5.0% or more of the units, by each director and director nominee of JP Energy GP II LLC, our general partner, by each named executive officer and by all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 2, 2015, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

The percentage of units beneficially owned is based on a total of 18,200,121 common units and 18,158,903 subordinated units outstanding as of March 2, 2015.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units Beneficially Owned
Lonestar Midstream Holdings, LLC	3,674,187	20.2%	14,992,654	82.6%	51.3%
Clearbridge Investments, LLC(2)	2,097,739	11.5%	—	—	5.8%
Goldman Sachs Asset Management, L.P(3).	1,950,000	10.7%	—	—	5.4%
Massachusetts Financial Services Company(4)	1,436,457	7.9%	—	—	4.0%
Advisory Research, Inc.(5)	1,073,165	5.9%	—	—	3.0%
Directors/Named Executive Officers:
J. Patrick Barley(6)	32,163	*	125,122	*	*
Patrick J. Welch	7,004	*	14,300	*	*
Jeremiah J. Ashcroft III	15,074	*	33,385	*	*
Jon E. Hanna	3,218	*	13,133	*	*
John F. Erhard(7)	—	—	—	—	—
Daniel R. Revers(7)	—	—	—	—	—
Lucius H. Taylor(7)	—	—	—	—	—
Greg Arnold(8)	290,244	1.6%	1,184,352	6.5%	4.1%
T. Porter Trimble	12,500	*	—	—	—
Norman J. Szydlowski	1,500	*	—	—	—
Josh L. Sherman	2,000	*	—	—	—
All directors, director nominees and executive officers as a group (11 persons)	363,703	2.0%	1,370,292	7.5%	4.8%

*                                         Less than 1.0%

(1)                                 Unless otherwise indicated, the address for all beneficial owners in this table is 600 East Las Colinas Boulevard, Suite 2000, Irving, Texas 75039.

(2)                                 As reported on Schedule 13G as of December 31, 2014 and filed with the SEC on February 17, 2015. The address for Clearbridge Investments, LLC is 620 8th Avenue, New York, New York 10018.

(3)                                 As reported on Schedule 13G as of October 31, 2014 and filed with the SEC on November 10,2014. The address for Goldman Sachs Asset Management, L.P. is 200 West Street, New York, New York 10282.

(4)                                 As reported on Schedule 13G as of December 31, 2014 and filed with the SEC on February 3, 2015. The address for Massachusetts Financial Services Company is 111 Huntington Avenue, Boston, Massachusetts 02199.

(5)                                 As reported on Schedule 13G as of December 31, 2014 and filed with the SEC on February 17, 2015. The address for Advisory Research, Inc. is 108 North Stetson, Chicago, Illinois 60601.

(6)                                 J. Patrick Barley owns and controls substantially all of each of JP Energy GP LLC and CB Capital Holdings II, LLC. Each of JP Energy GP LLC and CB Capital Holdings II, LLC is a member of Lonestar Midstream Holdings, LLC (“Lonestar”) but neither has any investment or voting control over the units held by Lonestar and therefore Mr. Barley disclaims beneficial ownership of the units held by Lonestar. Mr. Barley owns and controls 100% of JP Energy Holdings, LLC, which owns 30,663 of our common units and 125,122 of our subordinated units.

(7)                                 ArcLight Energy Partners Fund V, L.P. (“ArcLight Fund V”) owns and controls, through one of its wholly owned subsidiaries, Lonestar and therefore may be deemed to indirectly beneficially own 3,674,187 of our common units and 14,992,654 of our subordinated units held directly or indirectly by Lonestar. Messrs. Revers, Erhard and Taylor, each a director of our general partner, are managing partner, partner and principal, respectively, of ArcLight Capital Partners, LLC. ArcLight Capital Parners, LLC is the investment manager of, and ArcLight Capital Holdings, LLC is the managing partner of the general partner of, ArcLight Fund V. The investment committee of ArcLight Capital Partners, LLC generally exercises voting and dispositive power over the units held by Lonestar, with the committee consisting of six members including Messrs. Revers and Erhard. Messrs. Erhard and Taylor do not have beneficial ownership of the units held by Lonestar. Due to certain voting rights granted to Mr. Revers as a member of ArcLight Capital Partners, LLC’s investment committee, he may be deemed to indirectly beneficially own the units held by Lonestar, but disclaims any such ownership except to the extent of his pecuniary interest therein. The address for each of Messrs. Revers, Erhard, and Taylor is 200 Clarendon Street, 55th Floor, Boston, MA 02116.

(8)                                 Mr. Arnold indirectly owns 100% of Arkansas Terminaling & Trading, Inc, which owns 290,244 of our common units and 1,184,352 of our subordinated units. The address for Mr. Arnold is 100 Crescent Ct., Suite 1600, Dallas, Texas 75201.

The following table summarizes the number of securities remaining available for future issuance under the LTIP as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
N/A	—	—	—
Equity compensation not approved by security holders
2014 Long-Term Incentive Plan (1)	—	—	3,642,700
Total	—	—	3,642,700

(1)         The LTIP was adopted by our general partner in October 2014 in connection with our IPO and did not require approval by our unitholders. The LTIP contemplates the issuance or delivery of up to 3,642,700 common units to satisfy awards under the LTIP. As of December 31, 2014, no awards had been granted under the LTIP. The material features of the LTIP are described in our prospectus filed pursuant to Rule 424(b)(4) with the SEC on October 2, 2014 under “Management—Determination of Compensation Awards—2014 Long-Term Incentive Plan.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of March 2, 2015, our general partner and its affiliates, including Lonestar, owned 4,037,890 common units and 16,362,946 subordinated units representing a 56.1% limited partner interest in us. In addition, our general partner owned a non-economic general partner interest in us and all of our incentive distribution rights.

Distributions and Payments to Our General Partner and Its Affiliates

The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and liquidation (if any) of us. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Formation Stage

The consideration received by our general partner and its affiliates in connection with the IPO	· 4,032,636 common units;
· 16,455,318 subordinated units;
· a non-economic general partner interest;
· the incentive distribution rights; and
· a distribution of $83.2 million in accounts receivable.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions of 100.0% to the unitholders pro rata, including our general partner and its affiliates, as holders of an aggregate of 4,037,890 common units and 16,362,946 subordinated units. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level. Our general partner will not receive distributions on its non-economic general partner interest.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $26.5 million on their common units and subordinated units.

Payments to our general partner and its affiliates

Our general partner does not receive a management fee or other compensation for its management of us. However, we reimburse our general partner and its affiliates for all expenses incurred on our behalf. Under our partnership agreement, we reimburse our general partner and its affiliates for certain expenses incurred on our behalf, including, without limitation, salary, bonus, incentive compensation and other amounts paid to our general partner’s employees and executive officers who perform services necessary to run our business. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

Withdrawal or removal of our general partner

If our general partner withdraws or is removed, its non-economic general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements With Affiliates in Connection With the IPO

Right of First Offer Agreement

We and our general partner entered into a Right of First Offer Agreement (the “ROFO agreement”) with JP Development and an affiliate of ArcLight Fund V (“ArcLight Fund V”) at the closing of the IPO. The ROFO agreement contains the terms and conditions upon which (i) JP Development granted us a right of first offer with respect to all of the current and future assets of JP Development and its subsidiaries (each, a “Development entity”) and (ii) ArcLight Fund V granted us a right of first offer with respect to a 50% indirect interest in Republic (clauses (i) and (ii) are collectively referred to as the “ROFO Assets”). The ROFO agreement has a primary term of five years with respect to the current and future assets of JP Development and has a primary term of eighteen months with respect to the 50% indirect interest in Republic. The ROFO Agreement may be extended for subsequent annual periods by written agreement prior to its expiration.

The ROFO agreement’s right of first offer provides that if any Development entity or ArcLight Fund V proposes to transfer any ROFO Asset to a non-affiliated third party, then such Development entity or ArcLight Fund V, as the case may be, must give us notice of its intent to make a transfer and include in the notice the material terms and conditions of the transfer. Following receipt of the notice, we will have (x) 60 days (for notices delivered by Development) or (y) 30 days (for notices delivered by ArcLight Fund V) to propose an offer which will contain the terms on which we propose to acquire the ROFO Asset that is the subject of the proposed transfer. Our offer will be subject to approval by the conflicts committee of the board of directors of our general partner. If we do not propose an offer within such 60-day or 30-day period, as applicable, we will be deemed to have waived our right of first offer with respect to the proposed transfer of the subject ROFO Asset. If we propose an offer within the specified time period, we and JP Development or ArcLight Fund V, as applicable, will be required to engage in good faith negotiations for up to 30 days with respect to the terms and conditions upon which the subject ROFO Asset will be sold to us. If we and JP Development or ArcLight Fund V, as the case may be, are unable to agree to the terms of a purchase and sale of the subject ROFO Asset within such 30 day period, the Development entity or ArcLight Fund V, as the case may be, will be permitted to transfer the subject ROFO Asset to a third party (i) on terms no more favorable to such third party than those set forth in the last written offer proposed by us during negotiations between us and JP Development pursuant to the ROFO Agreement and (ii) at a price equal to no less than 100% of the price offered by us in such last written offer.

Other Transactions With Related Persons

Series D Subscription Agreement

On March 28, 2014, we issued 1,818,182 Series D Convertible Preferred Units (the “Series D Preferred Units”) to Lonestar for a cash purchase price of $22.00 per Series D Preferred Unit pursuant to the terms of a subscription agreement by and among us, our general partner and Lonestar. This transaction resulted in proceeds to us of approximately $40,000,000, which were used for growth capital expenditures. On October 7, 2014, we paid $42,436,000 to redeem all outstanding Series D Preferred Units.

JP Development

We perform certain general and administrative services for JP Development pursuant to a services agreement in exchange for a monthly fee of $50,000, which fee is subject to adjustment each month to accurately reflect the degree and extent of the services provided. For the year ended December 31, 2014, we received $600,000 of fees from JP Development.

JP Development owns a pipeline transportation business that provided crude oil pipeline transportation services to our crude oil supply and logistics segment. As a result of utilizing JP Development’s pipeline transportation services, we incurred pipeline tariff fees of $8,875,000 for the year ended December 31, 2014.

On November 5, 2013, we issued a $1.0 million promissory note to JP Development in order to raise funds for working capital requirements which we repaid in full on March 20, 2014.

Refined Products Sale Agreements

We have entered into two refined products sale agreements (the “refined products sale agreements”) with Truman Arnold Companies (“TAC”), which directly or indirectly owns a 4.0% limited partner interest in us. Each of the refined products sale agreements provides that we will sell and deliver to TAC certain refined petroleum products at agreed upon prices and in amounts that we and TAC may agree to from time to time. Each of the refined products sale agreements contains certain other customary terms and provisions. Each of the refined products sale agreements is effective as of November 27, 2012, had an initial term that expired on January 1, 2013 and continued on a month-to-month basis through the termination of the agreements as of August 31, 2014. For the year ended December 31, 2014, the revenue generated from the refined products sales agreements was $8,952,000. In addition to the refined products sale agreements, our NGL distribution and sales segment purchased refined products from TAC during the year ended December 31, 2014. We paid TAC $1,964,000 for such products.

Lonestar Registration Rights Agreement

We entered into a registration rights agreement with Lonestar in June 2011 (the “Lonestar registration rights agreement”) under which we agreed to (i) use commercially reasonable efforts to prepare and file with the SEC a shelf registration statement within 120 days of the closing of the IPO to permit the resale of the common units held by Lonestar and (ii) use commercially reasonable efforts to cause such shelf registration statement to become effective no later than

180 days after it is filed. Additionally, at any time after the closing of the IPO, in the event that we file a registration statement of any kind for the sale of common units for our own account or the account of another person or if any holder of registrable securities notifies us that it seeks to dispose of such registrable securities in an underwritten offering, we must notify Lonestar and offer it the opportunity to include its common units in such filing or underwritten offering. Under certain circumstances, we are entitled to delay rights under which we may, upon written notice to any selling holder, suspend such holder’s use of a prospectus under a registration statement for a period not to exceed an aggregate of 60 days in any 180-day period or an aggregate of 90 days in any 365-day period. Although we are responsible for all expenses incurred in connection with the filing of any registration statement under the Lonestar registration rights agreement, any holder seeking to sell registrable securities thereunder must pay its own legal expenses and underwriting fees, discounts or commissions allocable to the sale of such securities. The Lonestar registration rights agreement also includes provisions dealing with indemnification and contribution and allocation of expenses and the registration rights which it grants are subject to certain conditions and limitations. All registrable securities held by Lonestar and any permitted transferee will be entitled to these registration rights. We and Lonestar will terminate this agreement at the completion of this offering. Lonestar will be entitled to enforce the registration rights provisions set forth in our partnership agreement.

Terminal Registration Rights Agreement

In connection with the acquisition of our North Little Rock, Arkansas and Caddo Mills, Texas refined products terminals in November 2012, we entered into a registration rights agreement (the “Terminal registration rights agreement”) with certain of the sellers (the “Terminal Sellers”) where we agreed to grant “piggyback” rights. Pursuant to the terms of the piggyback rights, at any time after the closing of the IPO, in the event that we file a registration statement of any kind for the sale of common units for our own account or the account of another person or if any holder of registrable securities notifies us that it seeks to dispose of such registrable securities in an underwritten offering, we must notify the Terminal Sellers and offer them the opportunity to include their common units in such filing or underwritten offering. In addition, at any time after we become eligible to register our securities on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), any one or more of the Terminal Sellers that is a holder of registrable securities is entitled to certain demand rights, whereby they may request that we register such securities for sale under the Securities Act. These demand rights may be exercised on up to two occasions. We are entitled to select the managing underwriter for any registration of securities under the Terminal registration rights agreement. Although we are responsible for all expenses incurred in connection with the filing of any registration statement, any holder seeking to sell registrable securities under the Terminal registration rights agreement must pay certain selling expenses, including underwriting fees, discounts or commissions allocable to the sale of such securities. The Terminal registration rights agreement also includes provisions dealing with indemnification and contribution and allocation of expenses and the registration rights which it grants are subject to certain conditions and limitations. All registrable securities held by the Terminal Sellers and any permitted transferee will be entitled to these registration rights.

Employees of Our General Partner

We ceased having employees in July 2013. Since July 2013, the employees supporting our operations are employees of our general partner and, as such, we reimburse our general partner for our payroll and other payroll-related expenses that it incurs on our behalf.

CAMS Bluewire Technology, LLC

CAMS Bluewire Technology, LLC (“CAMS Bluewire”), an entity in which ArcLight holds a non-controlling interest, provides us with IT support. For the year ended December 31, 2014, we paid CAMS Bluewire $422,000 for IT support and consulting services.

Management Services Agreement with Republic

We perform certain management services for Republic Midstream, LLC, an entity owned by ArcLight, in exchange for a monthly fee of $59,000. For the year ended December 31, 2014, we charged $295,000 of fees to Republic Midstream, LLC.

Procedures for Review, Approval and Ratification of Related Person Transactions

The board of directors of our general partner adopted a written code of business conduct and ethics. Under the code of business conduct and ethics, a director would be expected to bring to the attention of the chief executive officer or the board any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the board in light of the circumstances, be determined by a majority of the disinterested directors.

If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the board of directors of our general partner in accordance with the provisions of our partnership agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board in its entirety or by a conflicts committee meeting the definitional requirements for such a committee under our partnership agreement.

Director Independence

Please read “Item 10. Directors, Executive Officers and Corporate Governance— Management of JP Energy Partners LP” and “—Director Independence” which is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We have engaged PricewaterhouseCoopers LLP as our independent registered public accounting firm. The following sets forth fees billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements and other services rendered for the fiscal years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
Audit fees (1)	$5,089	$5,816
Tax fees (2)	601	913
Other (3)	82	4
Total	$5,772	$6,733

(1)         Represents fees for professional services provided in connection with (i) the integrated audit of our annual financial statements, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. During the years ended December 31, 2014 and 2013, fees associated with our IPO totaled approximately $0.6 million and $0.9 million, respectively. Audit fees also include fees for audit services related to acquisition financial statements included in our registration statement.

(2)         Represents fees for professional services provided for tax compliance, tax advice and tax planning.

(3)         Represents other fees provided for other valuation services and subscriptions to online accounting guidance tool.

All services provided by our independent registered public accountant are subject to pre-approval by the audit committee of our general partner. The audit committee of our general partner is informed of each engagement of the independent registered public accountant to provide services under the policy. The audit committee of our general partner has approved the use of PricewaterhouseCoopers LLP as our independent registered public accounting firm.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	Financial Statements. See “Index to Consolidated Financial Statements” on page F-1.

2.

Financial Statement Schedules and Other Financial Information. All financial statement schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes included herein.

3.	Exhibits. See “Index to Exhibits.”

Report of Independent Registered Public Accounting Firm

To the Partners and Unitholders of

JP Energy Partners LP:

We have audited the accompanying consolidated balance sheets of JP Energy Partners LP and its subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JP Energy Partners LP and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 11, 2015

JP ENERGY PARTNERS LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
	(in thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$3,325	$3,234
Restricted cash	600	—
Accounts receivable, net	108,725	122,919
Receivables from related parties	10,548	2,742
Inventory	20,826	38,579
Prepaid expenses and other current assets	4,915	4,991
Total Current Assets	148,939	172,465

Non-current assets
Property, plant and equipment, net	262,148	238,093
Goodwill	248,721	250,705
Intangible assets, net	148,311	175,101
Deferred financing costs and other assets, net	5,054	7,038
Total Non-Current Assets	664,234	670,937
Total Assets	$813,173	$843,402

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities
Accounts payable	$88,052	$95,765
Payables to related parties	—	1,274
Accrued liabilities	28,971	22,748
Capital leases and short-term debt	229	538
Customer deposits and advances	5,050	2,722
Current portion of long-term debt	383	698
Total Current Liabilities	122,685	123,745

Non-current liabilities
Long-term debt	84,125	183,148
Note payable to related party	—	1,000
Other long-term liabilities	5,683	2,116
Total Liabilities	212,493	310,009

Commitments and Contingencies

Partners’ capital
Predecessor capital	—	304,065
General partner interest	—	404
Class A common units (8,004,368 units authorized, issued and outstanding at December 31, 2013)	—	140,752
Class B common units (1,244,508 units authorized and 1,206,844 units issued and outstanding at December 31, 2013)	—	11,366
Class C common units (3,254,781 units authorized, issued and outstanding at of December 31, 2013)	—	76,806
Common units (21,852,219 units authorized and 18,209,519 units issued and outstanding as of December 31, 2014)	315,630	—
Subordinated units (18,197,249 units authorized, issued and outstanding as of December 31, 2014)	285,050	—
Total Partners’ Capital	600,680	533,393
Total Liabilities and Partners’ Capital	$813,173	$843,402

See accompanying notes to consolidated financial statements

JP ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013	2012
	(in thousands, except unit and per unit data)
REVENUES
Crude oil sales	$1,427,784	$1,875,392	$290,253
Gathering, transportation and storage fees	40,704	24,146	8,243
NGL and refined product sales (including sales to related parties of $7,419, $12,343 and $1,719 in 2014, 2013 and 2012, respectively)	200,223	178,588	119,116
Refined products terminals and storage fees (including sales to related parties of $1,533, $2,130 and $25 in 2014, 2013 and 2012, respectively)	11,793	12,309	984
Other revenues	13,130	11,798	8,985
Total revenues	1,693,634	2,102,233	427,581

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	1,567,110	1,964,631	368,791
Operating expense	67,514	61,925	28,640
General and administrative	47,398	45,284	20,983
Depreciation and amortization	42,488	33,345	13,856
Loss on disposal of assets, net	1,366	1,492	1,142
Total costs and expenses	1,725,876	2,106,677	433,412

OPERATING LOSS	(32,242)	(4,444)	(5,831)

OTHER INCOME (EXPENSE)
Interest expense	(9,393)	(9,075)	(3,405)
Loss on extinguishment of debt	(1,634)	—	(497)
Other income, net	154	688	247

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(43,115)	(12,831)	(9,486)

Income tax expense	(300)	(208)	(222)

LOSS FROM CONTINUING OPERATIONS	(43,415)	(13,039)	(9,708)

DISCONTINUED OPERATIONS
Net income (loss) from discontinued operations, including loss on disposal of $7,288 in 2014	(9,608)	(1,182)	1,320

NET LOSS	$(53,023)	$(14,221)	$(8,388)

Net loss attributable to the period from January 1, 2014 to October 1, 2014	34,407

Net loss attributable to limited partners	$(18,616)

Basic and diluted loss per unit
Net loss allocated to common units	$(9,293)
Weighted average number of common units outstanding	18,212,632
Basic and diluted loss per common unit	$(0.51)

Net loss allocated to subordinated units	$(9,323)
Weighted average number of subordinated units outstanding	18,209,948
Basic and diluted loss per subordinated unit	$(0.51)

See accompanying notes to consolidated financial statements

JP ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,023)	$(14,221)	$(8,388)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities including discontinued operations:
Depreciation and amortization	43,922	36,195	15,126
Goodwill impairment	1,984	—	—
Derivative valuation changes	12,645	(1,162)	(1,330)
Amortization of deferred financing costs	906	1,103	490
Unit-based compensation expenses	1,789	948	2,485
Loss on disposal of assets	8,415	1,492	1,142
Bad debt expense	820	855	826
Loss on extinguishment of debt	1,634	—	497
Non-cash inventory LCM adjustment	222	—	—
Other non-cash items	434	(378)	131
Changes in working capital, net of acquired assets and liabilities:
Accounts receivable	13,307	(26,583)	(23,491)
Receivables from related parties	(7,806)	(948)	(1,794)
Inventory	17,501	(18,646)	(5,583)
Prepaid expenses and other current assets	(545)	4,340	529
Accounts payable and other accrued liabilities	(13,078)	30,106	11,489
Payables to related parties	(1,464)	1,274	—
Customer deposits and advances	2,328	(493)	881
Changes in other assets and liabilities	166	—	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	30,157	13,882	(6,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(56,878)	(26,828)	(21,032)
Acquisitions of businesses, net of cash acquired	—	(1,003)	(272,228)
Proceeds received from sale of assets	11,325	96	926
Change in restricted cash	(600)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(46,153)	(27,735)	(292,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	390,800	32,300	152,139
Payments on revolving line of credit	(485,357)	(12,150)	(10,000)
Proceeds from long-term debt	—	—	2,091
Proceeds from note payable to related party	—	1,000	—
Payments on long-term debt	(4,870)	(4,152)	(1,286)
Payment of related party note payable	(1,000)	—	—
Payments on capital leases	(162)	(164)	(202)
Change in cash overdraft	(295)	386	—
Payments on financed insurance premium	(49)	(5,127)	(1,581)
Debt issuance costs	(3,193)	(980)	(3,244)
Distributions to unitholders	(91,956)	(17,438)	(7,813)
Issuance of Series D preferred units	40,000	—	—
Redemption of Series D preferred units	(42,436)	—	—
Issuance of common units, net of issuance costs	262,638	3,128	150,100
Common control acquisition	(52,000)	—	—
Net distribution to/ contributions from the Predecessor	4,321	12,040	24,787
Tax witholding on unit-based vesting	(354)	—	—
Other	—	(1,855)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,087	6,988	304,991

Net change in cash and cash equivalents	91	(6,865)	5,667
Cash and cash equivalents, beginning of year	3,234	10,099	4,432
Cash and cash equivalents, end of year	$3,325	$3,234	$10,099

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$7,179	$7,063	$1,757
Cash paid for taxes	108	106	35
Non-cash investing and financing transactions:
Accrued capital expenditures	$3,628	$977	$1,270
Debt funded portion of acquisition	52,000	—	598
Acquistitions funded by issuance of units	267,100	—	83,778
Assets acquired under capital lease	177	13	276
Financed insurance premium	—	1,420	4,608
Payable due to seller	—	—	1,003

See accompanying notes to consolidated financial statements

JP ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Units
	Series D Preferred	General Partner	Common	Subordinated	Class A Common	Class B Common	Class C Common	Total

Balance - January 1, 2012	1,136,364	45	—	—	49,821	992,005	—	2,178,235

Issuance of Class A Common Units	—	—	—	—	6,818,183	—	—	6,818,183
Issuance of Class B Common Units	—	—	—	—	—	161,500	—	161,500
Issuance of Class C Common Units	—	—	—	—	—	—	3,166,667	3,166,667
Balance - December 31, 2012	1,136,364	45	—	—	6,868,004	1,153,505	3,166,667	12,324,585

Issuance of Class B Common Units, net of forfeitures	—	—	—	—	—	53,339	—	53,339
Issuance of Class C Common Units	—	—	—	—	—	—	88,114	88,114
Conversion of Preferred Units to Class A Common Units	(1,136,364)	—	—	—	1,136,364	—	—	—
Balance - December 31, 2013	—	45	—	—	8,004,368	1,206,844	3,254,781	12,466,038

Issuance of Class A Common Units	—	—	—	—	363,636	—	—	363,636
Issuance of Class B Common Units	—	—	—	—	—	90,000	—	90,000
Common control acquisition	—	—	—	—	12,561,934	—	—	12,561,934
Issuance of Preferred Units	1,928,909	—	—	—	—	—	—	1,928,909
Redemption of Preferred Units	(1,928,909)	—	—	—	—	—	—	(1,928,909)
Recapitalization	—	(45)	4,463,502	18,213,502	(20,929,938)	(1,296,844)	(3,254,781)	(2,804,604)
Issuance of Common Units, net of forfeitures	—	—	13,746,017	—	—	—	—	13,746,017
Forfeiture of Subordinated Units	—	—	—	(16,253)	—	—	—	(16,253)
Balance - December 31, 2014	—	—	18,209,519	18,197,249	—	—	—	36,406,768

	Series D Preferred	General Partner	Common	Subordinated	Class A Common	Class B Common	Class C Common	Predecessor Capital	Total
	(in thousands)
Balance - January 1, 2012	$24,907	$(8)	$—	$—	$1,095	$15,472	$—	$—	$41,466

Contribution from the Predecessor	—	—	—	—	—	—	—	52,525	52,525
Issuance of Class A Common Units	—	—	—	—	150,000	—	—	—	150,000
Issuance of Class B Common Units	—	—	—	—	—	100	—	—	100
Issuance of Class C Common Units	—	—	—	—	—	—	83,778	—	83,778
Unit-based compensation	—	412	—	—	63	2,010	—	—	2,485
Distributions to unitholders	(2,593)	—	—	—	(2,922)	(2,037)	(261)	—	(7,813)
Net loss	(1,348)	—	—	—	(3,702)	(1,298)	(653)	(1,387)	(8,388)
Balance - December 31, 2012	$20,966	$404	$—	$—	$144,534	$14,247	$82,864	$51,138	$314,153

Contribution from the Predecessor	—	—	—	—	—	—	—	246,987	246,987
Issuance of Class B Common Units, net of forfeitures and tax withholding	—	—	—	—	—	(164)	—	—	(164)
Issuance of Class C Common Units to a related party	—	—	—	—	—	—	3,128	—	3,128
Conversion of Preferred Units to Class A Common Units	(18,660)	—	—	—	18,660	—	—	—	—
Unit-based compensation	—	—	—	—	—	948	—	—	948
Distributions to unitholders	(1,704)	—	—	—	(10,085)	(1,683)	(3,966)	—	(17,438)
Net income (loss)	(602)	—	—	—	(12,357)	(1,982)	(5,220)	5,940	(14,221)
Balance - December 31, 2013	$—	$404	$—	$—	$140,752	$11,366	$76,806	$304,065	$533,393

Contribution from Predecessor	—	—	—	—	—	—	—	4,321	4,321
Issuance of Class A Common Units	—	—	—	—	8,000	—	—	—	8,000
Issuance of Preferred Units	40,000	—	—	—	—	—	—	—	40,000
Redemption of Preferred Units	(40,656)	—	(350)	(1,430)	—	—	—	—	(42,436)
Unit-based compensation	—	—	123	503	—	1,163	—	—	1,789
Common control acquisition	—	(12,727)	—	—	267,067	—	—	(306,340)	(52,000)
Recapitalization	—	12,323	72,405	295,453	(313,481)	(6,268)	(60,432)	—	—
Issuance of Common Units, net of issuance costs, forfeitures and tax withholdings	—	—	252,745	—	—	—	—	—	252,745
Issuance of Subordinated Units, net of issuance costs, forfeitures and tax withholdings	—	—	—	(153)	—	—	—	—	(153)
Distribution to unitholders	—	—	—	—	(75,662)	(4,528)	(11,766)	—	(91,956)
Net loss attributable to the period from January 1, 2014 to October 1, 2014	656	—	—	—	(26,676)	(1,733)	(4,608)	(2,046)	(34,407)
Net loss attributable to the period from October 2, 2014 to December 31, 2014	—	—	(9,293)	(9,323)	—	—	—	—	(18,616)
Balance - December 31, 2014	$—	$—	$315,630	$285,050	$—	$—	$—	$—	$600,680

See accompanying notes to consolidated financial statements

JP ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Business and Basis of Presentation

Business.  The consolidated financial statements presented herein contain the results of JP Energy Partners LP, a Delaware limited partnership, and its subsidiaries. All expressions of the “Partnership”, “JPE”, “us”, “we”, “our”, and all similar expressions are references to JP Energy Partners LP and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context requires otherwise. We were formed in May 2010 by members of management and were further capitalized in June 2011 by ArcLight Capital Partners, LLC (“ArcLight”) to own, operate, develop and acquire a diversified portfolio of midstream energy assets. Our operations currently consist of: (i) crude oil pipelines and storage; (ii) crude oil supply and logistics; (iii) refined products terminals and storage; and (iv) natural gas liquid (“NGL”) distribution and sales, which together provide midstream infrastructure solutions for the growing supply of crude oil, refined products and NGLs, in the United States. JP Energy GP II LLC (“GP II”) is our general partner.

JP Development.  On July 12, 2012, ArcLight and the owners of JPE formed JP Energy Development LP, a Delaware limited partnership (“JP Development”), for the express purpose of supporting JPE’s growth. Since its formation, JP Development has acquired a portfolio of midstream assets that have been developed for potential future sale to JPE. JPE and JP Development are under common control because a majority of the equity interests in each entity and their general partners are owned by ArcLight. JP Development made the following acquisitions since its formation in July 2012:

·                  On August 3, 2012, JP Development acquired Parnon Gathering LLC, a Delaware limited liability company (“Parnon Gathering”), which provides midstream gathering and transportation services to companies engaged in the production, distribution and marketing of crude oil. Subsequent to the acquisition, Parnon Gathering LLC was renamed to JP Energy Marketing LLC (“JPEM”).

·                  On July 15, 2013, JP Development acquired substantially all of the retail propane assets of BMH Propane, LLC, an Arkansas limited liability company (“BMH”), which is engaged in the retail and wholesale propane and refined fuel distribution business.

·                  On August 30, 2013, JP Development, through JPEM, acquired substantially all the operating assets of Alexander Oil Field Services, Inc., a Texas Corporation (“AOFS”), which is engaged in the crude oil trucking business.

·                  On October 7, 2013, JP Development acquired Wildcat Permian Services LLC, a Texas limited liability company (“Wildcat Permian”) that was later merged with and into JP Energy Permian, LLC, a Delaware limited liability company (“JP Permian”). JP Permian is engaged in the transportation of crude oil by pipeline.

·                  On October 10, 2013, JP Liquids, LLC, a Delaware limited liability company and wholly owned subsidiary of JP Development (“JP Liquids”), acquired substantially all of the assets of Highway Pipeline, Inc., a Texas corporation (“Highway Pipeline”), which is engaged in the transportation of natural gas liquids and condensate via hard shell tank trucks.

Common Control Acquisition between JPE and JP Development.  On February 12, 2014, pursuant to a Membership Interest and Asset Purchase Agreement, we acquired (i) certain marketing and trucking businesses of JPEM (the “Parnon Gathering Assets”), (ii) the assets and liabilities associated with AOFS, (iii) the retail propane assets acquired from BMH and (iv) all of the issued and outstanding membership interests in JP Permian and JP Liquids (collectively, the “Dropdown Assets”) from JP Development for an aggregate purchase price of approximately $319.1 million (the “Common Control Acquisition”), which was comprised of 12,561,934 JPE Class A Common Units and $52 million cash. We financed the cash portion of the purchase price through borrowings under our revolving credit facility.

Basis of Presentation.  Because JPE and JP Development are under common control, we are required under generally accepted accounting principles in the United States (“GAAP”) to account for this Common Control Acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, our balance sheet reflected JP Development’s historical carryover net basis in the Dropdown Assets instead of reflecting the fair market value of assets and liabilities of the Dropdown Assets. We also retrospectively recast our financial statements to include the operating results of the Dropdown Assets from the dates these assets were originally acquired by JP Development (the dates upon which common control began).

The historical assets and liabilities and the operating results of the Dropdown Assets have been “carved out” from JP Development’s consolidated financial statements using JP Development’s historical basis in the assets and liabilities of the businesses and reflects assumptions and allocations made by management to separate the Dropdown Assets on a stand-alone basis. Our recast historical consolidated financial statements include all revenues, costs, expenses, assets and liabilities directly attributable to the Dropdown Assets, as well as allocations that include certain expenses for services, including, but not limited to, general corporate expenses related to finance, legal, information technology, shared services, employee benefits and incentives and insurance. These expenses have been allocated based on the most relevant allocation method to the services provided, primarily on the relative percentage of revenue, relative percentage of headcount, or specific identification. Management believes the assumptions underlying the combined financial statements are reasonable. However, the combined financial statements do not fully reflect what our, including the Dropdown Assets’ balance sheets, results of operations and cash flows would have been, had the Dropdown Assets been under our management during the periods presented. As a result, historical financial information is not necessarily indicative of what our balance sheet, results of operations, and cash flows will be in the future.

JP Development has a centralized cash management that covers all of its subsidiaries. The net amounts due from/to JP Development by the Dropdown Assets relate to a variety of intercompany transactions including the collection of trade receivables, payment of accounts payable and accrued liabilities, charges of allocated corporate expenses and payments by JP Development on behalf of the Dropdown Assets. Such amounts have been treated as deemed contributions from/deemed distributions to JP Development for the years ended December 31, 2014, 2013 and 2012. The total net effect of the deemed contributions is reflected as contribution from the predecessor in the statements of cash flows as a financing activity. The net balances due to us from the Dropdown Assets were settled in cash based on the outstanding balances at the effective date of Common Control Acquisition.

The total purchase price from the Common Control Acquisition exceeded JP Development’s book value of the net assets acquired. As a result, the excess of the total purchase price over the book value of the assets acquired of $12.7 million was considered a deemed distribution by the general partner and is included as a reduction in general partner interest in Partners’ Capital.

The “predecessor capital” included in Partners’ Capital represents JP Development’s net investment in the Dropdown Assets, which included the net income or loss allocated to the Dropdown Assets, and contributions from and distributions to JP Development. Certain transactions between the Dropdown Assets and other related parties that are wholly-owned subsidiaries of JP Development were not cash settled and, as a result, were considered deemed contributions or distributions and are included in JP Development’s net investment.

Net income (loss) attributable to the Dropdown Assets prior to our acquisition of such assets was not available for distribution to our unitholders. Therefore, this income (loss) was not allocated to the limited partners for the purpose of calculating net loss per common unit; instead, the income (loss) was allocated to predecessor capital.

Initial Public Offering. On October 2, 2014, our common units began trading on the New York Stock Exchange under the ticker symbol “JPEP.” On October 7, 2014, we closed our IPO of 13,750,000 common units at a price of $20.00 per unit. Prior to the closing of the IPO, the following recapitalization trasactions occurred:

·                  we distributed approximately $92.1 million of accounts receivable that comprised our working capital assets to the existing partners, pro rata in accordance with their ownership interests, of which $72.5 million, $6.0 million and $3.3 million was distributed to Lonestar Midstream Holdings, LLC (“Lonestar”), Truman Arnold Companies (“TAC”) and JP Development, respectively, all of which are related parties;

·                  each Class A common unit, Class B common unit and Class C common unit (collectively, the “Existing Common Units”) were split into approximately 0.89 common units, resulting in an aggregate of 22,677,004 outstanding Existing Common Units; and

·                  an aggregate of 18,213,502 Existing Common Units held by the existing partners were automatically converted into 18,213,502 subordinated units representing a 80.3% interest in us prior to the IPO, and a 50.0% interest in us after the closing of the IPO, with 4,463,502 Existing Common Units remaining representing a 19.7% interest in us (the “Remaining Existing Common Units”).

Subsequent to the closing of the IPO, the following recapitalization transactions occurred:

·                  the Remaining Existing Common Units were automatically converted on a one-to-one basis into 4,463,502 common units representing a 12.3% interest in us;

·                  the 45 general partner units in the Partnership held by the general partner were recharacterized as a non-economic general partner interest in us; and

·                  we issued 13,750,000 common units to the public representing a 37.7% interest in us.

We used the proceeds from the IPO of approximately $257.1 million, net of underwriting discounts and structuring fees, to:

·                  pay offering expenses of approximately $2.0 million;

·                  redeem 100% of our issued and outstanding Series D preferred units for approximately $42.4 million;

·                  repay $195.6 million of the debt outstanding under our revolving credit facility; and

·                  replenish $17.1 million of working capital that was distributed to the then existing partners immediately prior to the IPO.

Immediately following the repayment of the debt outstanding under the our revolving credit facility, we borrowed approximately $75.0 million thereunder in order to replenish the remainder of working capital that was distributed to existing partners immediately prior to the IPO.

Partnership Agreement. In connection with the IPO, we executed the Third Amended and Restated Agreement of Limited Partnership (“Amended Partnership Agreement”) on October 7, 2014. The Amended Partnership Agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending December 31, 2014, we distribute all of our available cash to unitholders of record on the applicable record date, subject to certain terms and conditions. See Note 13 for additional information.

2. Summary of Significant Accounting Policies

Principles of Consolidation.  Our consolidated financial statements have been prepared in accordance with GAAP. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying consolidated financial statements.

Use of Estimates.  The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents.  We consider all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. Bank overdrafts that do not meet the right of offset criteria are recorded in capital leases and short-term debt in the consolidated balance sheets.

Restricted Cash.  Restricted cash consists of cash balances that are restricted as to withdrawal or usage and include cash to secure crude oil production taxes payable to the applicable taxing authorities.

Accounts Receivable.  Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on specific identification and expectation of collecting considering historical collection results. Account balances considered to be uncollectible are recorded to the allowance for doubtful accounts and charged to bad debt expense, which is included in general and administrative expenses in the consolidated statements of operations. The allowance for doubtful accounts was $1,134,000 and $1,207,000 as of December 31, 2014 and 2013, respectively. Bad debt expense for the years ended December 31, 2014, 2013 and 2012 was $820,000, $855,000 and $826,000, respectively.

Inventory.  Inventory is mainly comprised of crude oil, NGLs, refined products for resale, as well as propane cylinders expected to be sold to customers. Inventory is stated at the lower of cost or market. Cost of crude oil, NGLs and refined products inventory is determined using the first-in, first-out (FIFO) method. Cost of propane cylinders is determined using the weighted average method.

Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets primarily relate to prepaid insurance premiums, which totaled $1,044,000 and $697,000, and insurance claim receivables, which totaled $965,000 and $115,000 as of December 31, 2014 and 2013, respectively.

Derivative Instruments and Hedging Activities.  We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. We did not have any derivatives designated in hedging relationships during the three years ended December 31, 2014. Therefore, the change in the fair value of the derivative asset or liability is reflected in net loss in the consolidated statements of operations (mark-to-market accounting). Cash flows from derivatives settled are reported as cash flow from operating activities, in the same category as the cash flows from the items being economically hedged.

We are also a party to a number of contracts that have elements of a derivative instrument. These contracts are primarily forward propane and crude oil purchase and sales contracts with counterparties. Although many of these contracts have the requisite elements of a derivative instrument, these contracts qualify for normal purchase and normal sales exception (“NPNS”) accounting under GAAP because they provide for the delivery of products or services in quantities that are expected to be used in the normal course of operating our business and the price in the contract is based on an underlying that is directly associated with the price of the product or service being purchased or sold. As a result, these contracts are not recorded in our consolidated financial statements until they are settled.

In the first quarter of 2015, we entered into several long-term fixed price forward sale contracts related to certain barrels of crude oil we had on hand as of December 31, 2014, effectively locking these barrels at higher future sales prices in future periods.  These forward sale contracts are intended to mitigate the effect of the recent decreases in crude oil prices, but do not qualify for NPNS accounting under GAAP, because we normally buy and sell crude oil inventory either within the same month or in the following month. As a result, we will account for these longer than normal term forward sale contracts using mark-to-market accounting.

Property, Plant and Equipment.  Property, plant and equipment is recorded at historical cost of construction, or, upon acquisition, the fair value of the assets acquired. Repairs and maintenance costs are expensed as incurred. Any major additions and improvements that materially extend the useful lives of property, plant and equipment are capitalized. At the time assets are retired, or otherwise disposed of, the asset and related accumulated depreciation are removed from the account, and any resulting gain or loss is recognized within the consolidated statements of operations.

We account for asset retirement obligations by recognizing on our balance sheet the net present value of any legally binding obligation to remove or remediate tangible long-lived assets, such as requirements to dispose of equipment. We record a liability for asset retirement obligations when a known obligation exists under current law or contract and when a reasonable estimate of the value of the liability can be made.

Depreciation of property, plant and equipment is recorded on a straight-line basis over the following estimated useful lives:

Buildings	20 - 30 years
Leasehold improvements	Various*
Transportation equipment	5 - 15 years
Propane tanks and cylinders	3 - 20 years
Bulk storage tanks	20 years
Pipelines	20 years
Office furniture and fixtures	5 - 10 years
Other equipment	3 - 5 years

*                                         Depreciated over the shorter of the life of the leasehold improvement or the lease term.

Leases.  We have both capital and operating leases. Classification is made at the inception of the lease. The classification of leases is based on the extent to which risks and rewards incidental to ownership of a leased asset lie with the lessor or the lessee.

Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. The present value of the minimum lease payments is calculated utilizing the lower of our incremental borrowing rate or the lessor’s interest rate implicit in the lease, if known by us. Depreciation of capitalized leased assets is computed utilizing the straight-line method over the shorter of the estimated useful life of the asset or the lease term and is included in depreciation and amortization in our consolidated statements of operations. However, if the lease meets the bargain purchase or transfer of ownership criteria, the asset shall be amortized in accordance with our normal depreciation policy for owned assets.

Minimum rent payments under operating leases are recognized as an expense on a straight-line basis over the lease term, including any rent free periods.

Impairment of Long-Lived Assets.  Long-lived assets such as property, plant and equipment, and acquired intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary (Level 3).

Goodwill and Other Intangible Assets.  We have recorded goodwill in connection with our historical acquisitions. Upon acquisition, these companies have been either combined into one of our existing operating units or managed on a stand-alone basis as an individual operating unit. Goodwill recorded in connection with these acquisitions is subject to an annual assessment for impairment, which we perform at the operating level for each operating unit that carries a balance of goodwill. Each of our operating units is organized into one of four business segments: Crude Oil Pipelines and Storage, Crude Oil Supply and Logistics, Refined Products Terminals and Storage, and NGL Distribution and Sales. Goodwill is required to be measured for impairment at the operating segment level or one level below the operating segment level for which discrete financial information is available, and we have determined the following reporting units for the purpose of assessing goodwill impairment.

Operating Segments	Reporting Units
Crude Oil Pipelines and Storage	JP Permian
JPE Storage
Crude Oil Supply and Logistics	JPE Products Supply and Logistics
Refined Product Terminals and Storage	North Little Rock and Caddo Mills
NGL Distribution and Sales	Pinnacle Propane
Pinnacle Propane Express
JP Liquids

Our goodwill impairment assessment is performed at year-end, or more frequently if events or circumstances arise which indicate that goodwill may be impaired.

We have the option to first assess qualitative factors to determine whether it is necessary to perform the two-step fair value-based impairment test described below. We can choose to perform the qualitative assessment on none, some or all of our reporting units. We can also bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. Qualitative indicators including deterioration in macroeconomic conditions, declining financial performance that, among other things, may trigger the need for annual or interim impairment testing of goodwill associated with one or all of the reporting units. If we believe that, as a result of our qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. The first step of the two-step fair value-based test involves comparing the fair value of each of our reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of its goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

We determine the fair value of our reporting units using a weighted combination of the discounted cash flow and market multiple valuation approaches, with heavier weighting on the discounted cash flow method, as in management’s opinion, this method currently results in the most accurate calculation of a reporting unit’s fair value. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, discount rates, weighted average costs of capital and future market conditions, among others. We believe the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated.

Under the discounted cash flow method, we determine fair value based on estimated future cash flows of each reporting unit (including estimates for capital expenditures), discounted to present value using risk-adjusted industry rates, which reflect the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Cash flow projections are derived from budgeted amounts and operating forecasts (typically a one-year model) plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur, along with a terminal value derived from the reporting unit’s earnings before interest, taxes, depreciation and amortization, as well as other non-cash items or one-time non-recurring items (Adjusted EBITDA) using the Gordon Growth Model.

Under the market multiple approach, we determine the estimated fair value of each of our reporting units by applying transaction multiples derived from observable market data to each reporting unit’s projected Adjusted EBITDA and then averaging that estimate with similar historical calculations using either a one, two or three year average. We add a reasonable control premium, which is estimated as the premium that would be received in a sale of the reporting unit in an orderly transaction between market participants.

We did not record any impairments of goodwill in 2014, 2013 or 2012.

During the second quarter of 2014, immediately prior to the sale of the Bakken Business (defined in Note 3) within the JPE Products Supply and Logistics reporting unit, we allocated $1,984,000 of goodwill to the Bakken Business, which was based on the relative fair value of the disposed Bakken Business and the portion of the reporting unit that was retained by the Partnership. The $1,984,000 allocation contributed to the overall net loss from discontinued operations.

Business Combinations.  When a business is acquired, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component using various valuation techniques, including the market approach, income approach and/or cost approach. The accounting standard for business combinations requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired to be recorded at fair value. Transaction costs related to the acquisition of the business are expensed as incurred. Costs associated with the issuance of debt associated with a business combination are capitalized and included as a yield adjustment to the underlying debt’s stated rate. Acquired intangible assets other than goodwill are amortized over their estimated useful lives unless the lives are determined to be indefinite. Contingent consideration obligations are recorded at fair value on the date of acquisition, with increases or decreases in the fair value arising from changes in assumptions or discount periods recorded as contingent consideration expenses in the consolidated statement of operations in subsequent periods. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

When we acquire a business from an entity under common control, whereby the companies are ultimately controlled by the same party or parties both before and after the transaction, it is treated similar to the pooling of interest method of accounting. Under a common control acquisition, the assets and liabilities are recorded at the transferring entity’s historical cost instead of reflecting the fair market value of assets and liabilities.

Deferred Financing Costs.  Debt issuance costs are deferred and are recorded net of accumulated amortization in the consolidated balance sheets as deferred financing costs, and totaled $3,712,000 and $2,869,000 at December 31, 2014 and 2013, respectively. These costs are amortized over the terms of the related debt using the effective interest rate method for the notes payable and the straight-line method for the revolving credit facilities. As a result of the financing transactions discussed in Note 11, we wrote off $1,634,000 and $497,000 of deferred financing costs associated with the extinguishment of debt during the years ended December 31, 2014 and 2012, respectively, which is recorded in loss on extinguishment of debt in the consolidated statements of operations. Amortization of deferred financing costs is recorded in interest expense and totaled $906,000, $1,103,000 and $490,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Customer Deposits and Advances.  Certain customers are offered a prepayment program which requires a customer to pay a fixed periodic amount or to otherwise prepay a portion of their anticipated product purchases. Customer prepayments in excess of associated billings are classified as customer deposits and advances in the consolidated balance sheets.

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred and/or services have been rendered, the seller’s price to the buyer is fixed and determinable and collectability is reasonably assured.

Revenue-related taxes collected from customers and remitted to taxing authorities, principally sales taxes, are presented on a net basis within the consolidated statements of operations.

Crude Oil Pipelines and Storage.  The crude oil pipelines and storage segment mainly generates revenues through crude oil sales and pipeline transportation and storage fees. Revenues for crude oil pipeline transportation services are recognized upon delivery of the product, and when payment has either been received or collection is reasonably assured. For certain crude oil pipeline transportation arrangements, we enter into sale and purchase contracts with counterparties instead of pipeline transportation agreements. In such cases, we assess the indicators associated with agent and principal considerations for each arrangement to determine whether revenue should be recorded on a gross basis versus net basis.

Crude Oil Supply and Logistics.  The crude oil supply and logistics segment mainly generates revenues through crude oil sales. We enter into outright purchase and sales contracts as well as buy/sell contracts with counterparties, under which contracts we gather, transport and blend different types of crude oil and eventually sell the blended crude oil to either the same counterparty or different counterparties. We account for such revenue arrangements on a gross basis. Occasionally, we enter into crude oil inventory exchange arrangements with the same counterparty which the purchase and sale of inventory are considered in contemplation of each other. Revenues from such inventory exchange arrangements are recorded on a net basis. In addition, we also provide crude oil transportation services to third party customers.

Refined Products Terminals and Storage.  We generate fee-based revenues for terminal and storage services with longstanding customers under contracts that, consistent with industry practice, typically contain evergreen provisions after an initial term of six months to two years. Such fee-based revenues are recognized when services are proved upon delivery of the products to customers. Revenues are also generated by selling excess refined products that result from blending, additization and inventory control processes.

NGLs Distributions and Sales.  Revenues from the NGLs distributions and sales are mainly generated from NGL and refined product sales, sales of the related parts and equipment and through gathering and transportation fees.

Operating expenses.  Operating expenses primarily include personnel, vehicle, delivery, handling, office, selling, and other expenses related to the distribution, terminal and storage of products and related supplies.

Expenses associated with the delivery of products to customers (including vehicle expenses, expenses of delivery personnel and vehicle repair and maintenance) are classified as operating expenses in the consolidated statements of operations.

General and administrative expenses.  General and administrative expenses primarily include wages and benefits and department related costs for human resources, legal, finance and accounting, administrative support and supply.

Fair value measurement.  We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

The fair value of our derivatives (see Note 12) was estimated using industry standard valuation models using market-based observable inputs, including commodity pricing and interest rate curves (Level 2). The fair value of our contingent liabilities (see Note 5) was determined using the discounted future estimated cash payments based on inputs that are not observable in the market (Level 3). We do not have any other assets or liabilities measured at fair value on a recurring basis.

Our other financial instruments consist primarily of cash and cash equivalents, trade and other receivables, accounts payable, accrued expenses and long term debt. The carrying value of our trade and other receivables, accounts payable and accrued expenses approximates fair value due to their highly liquid nature, short term maturity, or competitive rates assigned to these financial instruments. The fair value of long-term debt approximates the carrying value as the underlying instruments bear interest at rates similar to current rates offered to us for debt with the same remaining maturities.

Concentration Risk.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. We have not experienced any losses related to these balances.

The following table provides information about the extent of reliance on major customers and gas suppliers. Total revenues from transactions with an external customer amounting to 10% or more of revenue are disclosed below, together with the identity of the reportable segment.

		Year Ended December 31,
Customer	Reportable Segment	2014	2013	2012
		(in thousands)
Customer A	Crude oil supply and logistics	620,294	1,063,763	74,953
Customer B	Crude oil supply and logistics	173,583	272,614	—
Customer C	Crude oil supply and logistics	168,830	*	132,133

*                                         Revenues are less than 10% of the total revenues during the period.

We are party to various commercial netting agreements that allow us and contractual counterparties to net receivable and payable obligations. These agreements are customary and the terms follow standard industry practice. In the opinion of management, these agreements reduce the overall counterparty risk exposure.

Income Taxes.  We are a limited partnership, and therefore not directly subject to federal income taxes or most state income taxes. Our taxable income (loss) will be included in the federal income tax returns filed by the individual partners. Accordingly, no federal income tax provision has been made in our consolidated financial statements since the income tax is an obligation of the partners. We are subject to Texas margin tax, which is reported in income tax expense in the consolidated statements of operations.

ASC 740, “Income Taxes”, requires the evaluation of tax positions taken or expected to be taken in the course of preparing our state tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Our management does not believe we have any tax positions taken within our consolidated financial statements that would not meet this threshold. Our policy is to reflect interest and penalties related to uncertain tax positions as part of our income tax expense, when and if they become applicable.

Equity-Based Compensation.  We account for equity-based compensation by recognizing the fair value of awards on the grant date or the date of modification, as applicable, into expense as they are earned, using an estimated forfeiture rate. The forfeiture rate assumption is reviewed annually to determine whether any adjustments to expense are required.

Comprehensive Loss.  For the years ended December 31, 2014, 2013 and 2012, comprehensive loss was equal to net loss.

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

3. Discontinued Operations

On June 30, 2014, we (“Seller”) entered into and simultaneously closed an Asset Purchase Agreement (the “Purchase Agreement”) with Gold Spur Trucking, LLC (“Buyer”), pursuant to which the Seller sold all the trucking and related assets and activities in North Dakota, Montana and Wyoming (the “Bakken Business”) to the Buyer for a purchase price of $9,100,000. As a result, we recognized a loss on this sale of approximately $7,288,000 during the second quarter of 2014, which primarily relates to the write-off of a customer contract associated with the Bakken Business. In addition, immediately prior to the sale, we allocated $1,984,000 of goodwill to the Bakken Business, which was based on the relative fair value of the disposed Bakken Business and the portion of the crude oil supply and logistics reporting unit that was retained by us. The $1,984,000 allocation contributed to the overall net loss from discontinued operations.

The Bakken Business operations have been classified as discontinued operations for all periods in the consolidated statements of operations. We combined the cash flows from the Bakken Business with the cash flows from continuing operations for all periods presented in the consolidated statements of cash flows. The Bakken Business will not generate any continuing cash flows subsequent to the date of disposition. Prior to the classification as discontinued operations, we reported the Bakken Business in our crude oil supply and logistics segment. The following table summarizes selected financial information related to the Bakken Business’s operations in the years ended December 31, 2014, 2013 and 2012.

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Revenues from discontinued operations	$7,865	$19,283	$10,730
Net (loss) gain of discontinued operations, net of taxes, including loss on disposal of $7,288 in 2014	(9,608)	(1,182)	1,320

4. Net Loss Per Unit

Net loss per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income for the period subsequent to the IPO by the weighted-average number of common units and subordinated units outstanding for the period. Loss per limited partner unit is calculated in accordance with the two-class method for determining loss per unit for master limited partnerships (“MLPs”) when incentive distribution rights (“IDRs”) and other participating securities are present. The two-class method requires that loss per limited partner unit be calculated as if all earnings for the period were distributed as cash, and allocated by applying the provisions of the partnership agreement, and requires a separate calculation for each quarter and year-to-date period. Under the two-class method, any excess of distributions declared over net income is allocated to the partners based on their respective sharing of income specified in the partnership agreement. For the year ended December 31, 2014, diluted loss per unit was equal to basic loss per unit because all instruments were antidilutive.

On February 13, 2015, we paid a cash distribution of $0.3038 per common unit, which represented a prorated amount of our minimum quarterly distribution of $0.325 per common unit, based on the number of days between the closing of the IPO on October 7, 2014 to December 31, 2014.

Year ended December 31, 2014
(in thousands)
Net loss attributable to the limited partners	$(18,616)
Less:
Distribution declared on common units	5,523
Distribution declared on subordinated units	5,491
Net loss attributable to the limited partners in excess of distribution	$(29,630)

	Year ended December 31, 2014
	Common Units	Subordinated Units	Incentive Distribution Rights	Total
	(in thousands except for unit and per unit data)
Net loss attributable to the limited partners:
Distribution declared	$5,523	$5,491	$—	$11,014
Net loss in excess of distribution	(14,816)	(14,814)	—	(29,630)
Net loss attributable to the limited partners	$(9,293)	$(9,323)	$—	$(18,616)

Weighted average units outstanding:
Basic and diluted	18,212,632	18,209,948	—	36,422,580

Net loss per unit:
Basic and diluted	$(0.51)	$(0.51)	$—	$(0.51)

5. Acquisitions

2013 Acquisitions

The following acquisitions by JP Development were acquired by us in the Common Control Acquisition.

Acquisition of Wildcat Permian Services LLC.  On October 7, 2013, JP Development acquired all of the issued and outstanding equity interests of Wildcat Permian for a total consideration of $212,804,000 in cash. Wildcat Permian owns and operates a long-term contracted oil pipeline system in Crockett and Reagan Counties, Texas. On February 12, 2014, we acquired Wildcat Permian from JP Development as part of the Dropdown Assets as described in Note 1.

The acquisition extended our reach into the core of the rapidly developing Midland Basin, which further diversified our portfolio of transportation and storage assets.

The following table represents the allocation of the total purchase price of this acquisition to the assets acquired and liabilities assumed on October 7, 2013 (in thousands):

Cash	$2,570
Accounts receivable	16,068
Inventory	283
Short-term prepaid asset	134
Total current assets	19,055
Property, plant and equipment	33,962
Long-term prepaid asset	951
Intangible assets:
Customer relationships	67,700
Total assets acquired	121,668
Total liabilities assumed	(17,227)
Total identifiable net assets acquired	104,441
Goodwill	108,363
Net assets acquired	$212,804

Goodwill associated with the Wildcat Permian acquisition principally results from expected future growth potential as well as the synergies expected from integrations with our other crude oil business. We allocated $11,242,000 of the goodwill associated with the Wildcat Permian acquisition to our crude oil supply and logistics business. The fair value of the acquired intangible asset was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Customer relationships are amortized over a weighted average useful life of 17 years.

Revenues attributable to Wildcat Permian and included in the consolidated statement of operations totaled $64,136,000 and $10,878,000 for the year ended December 31, 2014 and the period from October 7, 2013 to December 31, 2013, respectively. We do not account for the operations of Wildcat Permian on a stand-alone basis, therefore, it is impracticable to report the amounts of earnings of Wildcat Permian included in the consolidated results of operations related to the post acquisition periods.

Other 2013 Acquisitions.  In addition to the acquisition described above, in 2013, JP Development also acquired the businesses in the table noted below for a total purchase price of $27,048,000. The total consideration consisted of $23,085,000 paid in cash, JP Development’s investment in our Class C Common Units representing limited partner interests valued at $1,628,000, a contingent earn-out with a fair value of $1,280,000 that is subject to the achievement of certain trucking revenue goals at Alexander Oil Field Service, Inc. (“AOFS”), and a contingent earn-out with a fair value of $1,055,000 that is subject to the achievement of certain trucking revenue goals at Highway Pipeline, Inc. (“HPI”). The AOFS earn-out period covers the period from September 1, 2013 to August 31, 2015, and the maximum earn-out which could be earned is $1,628,000 over the course of two years. The HPI earn-out period covers the period from January 1, 2014 to December 31, 2016, and the maximum earn-out that could be earned is $3,000,000 over the course of three years.

The fair value measure of the contingent earn-outs was estimated by applying an expected present value technique based on the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. The contingent earn-outs were established at the time of the acquisitions and are revalued at each reporting period. We decreased the fair value of the AOFS contingent earn-out liability to $790,000 as of December 31, 2014 based on the actual post-acquisition performance results of the business, as well as our revised expectation of the probable or possible future outcome. The fair value of the HPI contingent earn-out liability increased to $1,367,000 as of December 31, 2014 as a result of the accretion of the liability. As of December 31, 2014, the AOFS liability is recorded in accrued liabilities and the HPI liability is recorded in other-long term liabilities in the consolidated balance sheets. For the year ended December 31, 2014, we recognized $435,000 in total losses related to the changes in fair value of the AOFS and HPI liabilities, which is included in Other income, net, in our consolidated statements of operations.

Date of acquisition	Name of acquired entity	Total purchase price
		(in thousands)
July 15, 2013	BMH Propane, LLC (d/b/a Valley Gas)	$2,437
August 30, 2013	Alexander Oil Field Service, Inc.	7,792
October 11, 2013	Highway Pipeline, Inc.	16,819

On February 12, 2014, we acquired the above businesses from JP Development in the Common Control Acquisition described in Note 1.

The following table represents the allocation of the aggregated purchase price to the assets acquired related to the three acquisitions described above, which are individually insignificant at their respective original acquisition dates by JP Development (in thousands):

Accounts receivable	$504
Inventory	15
Total current assets	519
Property, plant and equipment	8,503
Intangible assets:
Trade names and trademarks	286
Customer relationships	8,022
Noncompete agreements	429
Total assets acquired	17,759
Total liabilities assumed	(475)
Total identifiable net assets acquired	17,284
Goodwill	9,764
Net assets acquired	$27,048

The goodwill amounts noted for all 2013 acquisitions reflect the difference between purchase prices less the fair value of net assets acquired. Goodwill associated with these acquisitions principally results from synergies expected from integrated operations and from assembled workforce. We do not believe that the acquired intangible assets have an significant residual value at the end of their respective useful live. The fair values of the acquired intangible assets were estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Trade names and trademarks are amortized over an estimated useful life of 2 years, customer relationships are amortized over a weighted average useful life of 6 years, and non-compete agreements are amortized over an estimated useful life of 3 years.

Revenues attributable to the three acquisitions above and included in the consolidated statement of operations totaled $18,329,000 and $5,781,000, for the year ended December 31, 2014 and the period from each respective acquisition date to December 31, 2013, respectively. We do not account for the operations of these acquisitions on a stand-alone basis, therefore, it is impracticable to report the amounts of earnings of these acquisitons included in the consolidated results of operations related to the post acquisition periods.

2012 Acquisitions

Acquisition of Heritage Propane Express, LLC.  On June 7, 2012, we completed the acquisition of 100% of the outstanding membership interests in Heritage Propane Express, LLC (“HPX”). HPX is engaged in the business of preparing, distributing, marketing and selling 20-pound portable propane cylinders pre-filled with propane and collecting used 20-pound portable cylinders for refilling or disposal.

The acquisition of HPX added new channels of propane distribution to our existing propane distribution system and provided a natural hedge to mitigate the seasonality associated with demand for propane. Consideration consisted of a payment of $61,727,000 in cash, which was funded by a combination of borrowings under our revolving credit facility and capital contributions, and a note payable to the former owners of $6,612,000, which was repaid in 2012.

The following table represents the allocation of the total purchase price of this acquisition to the assets acquired and liabilities assumed (in thousands):

Cash	$7,202
Accounts receivable	7,306
Inventory	2,427
Prepaid assets	31
Total current assets	16,966
Property, plant and equipment	33,791
Intangible assets:
Trade name	472
Customer relationships	12,018
Noncompete agreements	684
Other long term assets	5
Total assets acquired	63,936
Total liabilities assumed	(8,399)
Total identifiable net assets acquired	55,537
Goodwill	12,802
Net assets acquired	$68,339

Liabilities assumed include $3,097,000 of accounts payable, $4,252,000 of accrued expenses, $435,000 of other long term liabilities, and $615,000 of long-term debt.

Goodwill associated with the HPX acquisition principally results from future growth potential into new geographical markets, as well as obtaining new large-volume or national customers. The fair values of the acquired intangible assets were estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Trade names are amortized over an estimated useful life of one year, customer relationships are amortized over a weighted average useful life of 15 years, and non-compete agreements are amortized over a weighted average useful life of 5 years.

Revenues attributable to HPX included in the consolidated statements of operations totaled $61,991,000, $58,251,000 and $31,784,000 for the years ended December 31, 2014 and 2013 and the period from June 7, 2012 to December 31, 2012, respectively. We do not account for the operations of HPX on a stand-alone basis, therefore, it is impracticable to report the amounts of earnings of HPX included in the consolidated results of operations related to the post acquisition periods.

Acquisition of Falco Energy Transportation.  On July 20, 2012, we acquired all of the membership interests of Falco Energy Transportation, LLC and its subsidiaries (“Falco”). Falco is engaged in providing crude oil gathering and transportation services to producers, marketers and refiners of crude oil.

The acquisition added new services to our existing fee- based midstream operation. The total purchase price of $55,464,000 consisted of a payment of $41,561,000 in cash that was funded by borrowings under our revolving credit facility, and the issuance of 666,667 Class C Common Units representing limited partner interests in us valued at $13,903,000. The fair value of the units was determined using a discounted cash flow model that includes a market multiple applied to the terminal year (Level 3). The assumed liabilities include an assumed debt obligation of $6,532,000.

The following table represents the allocation of the total purchase price of this acquisition to the assets acquired and liabilities assumed (in thousands):

Cash	$223
Accounts receivable	4,850
Other receivable	86
Prepaid assets	925
Total current assets	6,084
Property, plant and equipment	15,737
Intangible assets:
Trademarks	1,421
Customer relationships	663
Noncompete agreements	634
Customer contract	11,285
Other	61
Total assets acquired	35,885
Total liabilities assumed	(10,657)
Total identifiable net assets acquired	25,228
Goodwill	30,236
Net assets acquired	$55,464

Goodwill associated with the Falco acquisition principally results from the integration with our other crude oil business. The fair values of the acquired intangible assets were estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Trademarks are amortized over an estimated useful life of 10 years, customer relationships are amortized over a weighted average useful life of 2.5 years, non-compete agreements are amortized over a weighted average useful life of 5 years, and the customer contract is amortized over a useful life of 7 years.

Revenues attributable to Falco included in the consolidated statements of operations totaled $21,242,000 and $13,788,000 for the year ended December 31, 2013 and the period from July 20, 2012 to December 31, 2012, respectively. As a result of the Common Control Acquisition in Note 1, Falco was integrated into our crude oil supply and logistics segment and third party revenues associated with the acquired assets are not accounted for on a stand-alone basis. Therefore, it is impracticable to report the amount of revenues of Falco included in the consolidated results of operations for the year ended December 31, 2014. We do not account for the operations of Falco on a stand- alone basis, therefore, it is impracticable to report the amounts of earnings of Falco included in the consolidated results of operations related to the post acquisition periods.

Acquisition of the Parnon Gathering Assets.  On August 3, 2012, JP Development acquired the Parnon Gathering Assets for $28,120,000 in cash. The Parnon Gathering Assets primarily provide crude oil supply and logistics for companies engaged in production, distribution, and marketing of crude oil. On February 12, 2014, we acquired the Parnon Gathering Assets from JP Development as part of the Dropdown Assets as described in Note 1.

The acquisition further expanded our fee-based business in crude oil services operation.

The following table represents the allocation of the total purchase price of this acquisition to the assets acquired and liabilities assumed on August 3, 2012 (in thousands):

Cash	$382
Accounts receivable	30,322
Inventory	7,886
Prepaid assets	431
Total current assets	39,021
Property, plant and equipment	8,072
Intangible assets:
Trade name	835
Customer relationships	5,769
Other long term assets	848
Total assets acquired	54,545
Total liabilities assumed	(34,323)
Total identifiable net assets acquired	20,222
Goodwill	7,898
Net assets acquired	$28,120

Goodwill associated with the acquisition of the Parnon Gathering Assets principally results from the integration with our other crude oil business. The fair values of the acquired intangible assets were estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Trade names are amortized over an estimated useful life of 1 year and customer relationships are amortized over a weighted average useful life of 5 years.

Revenues attributable to the Parnon Gathering Assets included in the consolidated statements of operations totaled $1,870,997,000 and $289,560,000 for the year ended December 31, 2013 and the period from August 3, 2012 to December 31, 2012, respectively. As a result of the Common Control Acquisition described in Note 1, the Parnon Gathering Assets were integrated into our crude oil supply and logistics segment and third party revenues associated with the acquired assets are not accounted for on a stand-alone basis. Therefore, it is impracticable to report the amount of revenues of the Parnon Gathering Assets included in the consolidated results of operations for the year ended December 31, 2014. We do not account for the operations of the Parnon Gathering Assets on a stand-alone basis, therefore, it is impracticable to report the amounts of earnings of the Parnon Gathering Assets included in the consolidated results of operations related to the post acquisition periods

Acquisition of Parnon Storage, LLC.  On August 3, 2012, we acquired 100% of the issued and outstanding membership interests in Parnon Storage, LLC for $91,936,000 in cash which was funded by a combination of borrowings under our revolving credit facility and capital contributions. Parnon Storage, LLC is engaged in providing crude oil storage in Cushing, Oklahoma.

The acquisition further expanded our fee-based business in crude oil services operation.

The following table represents the allocation of the total purchase price of this acquisition to the assets acquired and liabilities assumed (in thousands):

Cash	$91
Prepaid assets	347
Total current assets	438
Property, plant and equipment	52,958
Intangible assets:
Customer contract	26,993
Other intangible assets	310
Favorable lease	198
Total assets acquired	80,897
Total liabilities assumed	(2)
Total identifiable net assets acquired	80,895
Goodwill	11,041
Net assets acquired	$91,936

A portion of the acquired lease portfolio contained a favorable lease. The acquired lease terms were compared to current market lease terms to determine if the acquired lease was below or above the current rates tenants would pay for similar leases. The favorable lease is amortized to rent expense on a straight line basis over the life of the related lease, which is 45 years.

Goodwill associated with the Parnon Storage acquisition principally results from future growth potential which can be attributable to Parnon Storage’s strategic location in Cushing, Oklahoma. The fair values of the acquired intangible assets were estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. The customer contract is being amortized over a useful life of 7 years.

Revenues attributable to Parnon Storage included in the consolidated statements of operations totaled $14,086,000, $14,524,000 and $6,224,000 for the years ended December 31, 2014, 2013 and the period from August 3, 2012 to December 31, 2012, respectively. We do not account for the operations of Parnon Storage on a stand-alone basis, therefore, it is impracticable to report the amounts of earnings of Parnon Storage included in the consolidated results of operations related to the post acquisition periods.

Acquisition of North Little Rock, Arkansas and Caddo Mills, Texas Terminals.  On November 27, 2012, we acquired substantially all of the assets of Truman Arnold Companies’ refined petroleum products pipeline terminal in Caddo Mills, Texas (“Caddo”) and in North Little Rock, Arkansas (“ATT”), for $62,500,000 in cash and 2,500,000 Class C Common Units representing limited partner interests in us valued at $69,875,000. ATT and Caddo are engaged in the terminal, storage and distribution of refined products.

The acquisitions added new services to our existing fee-based midstream operation.

The following table represents the allocation of the total purchase price of this acquisition to the assets acquired and liabilities assumed (in thousands):

Other receivable	$83
Property, plant and equipment	25,488
Intangible assets:
Customer relationships	45,457
Noncompete agreements	227
Other	40
Total assets acquired	71,295
Total liabilities assumed	(83)
Total identifiable net assets acquired	71,212
Goodwill	61,163
Net assets acquired	$132,375

Goodwill associated with the ATT and Caddo acquisitions principally results from synergies expected from expanded operations and from assembled workforce. The fair values of the acquired intangible assets were estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Customer relationships are amortized over a weighted average useful life of 15 years and non-compete agreements are amortized over a weighted average useful life of 3 years.

Revenues attributable to ATT and Caddo included in the consolidated statements of operations totaled $23,287,000, $24,011,000 and $2,706,000 for the years ended December 31, 2014, 2013 and the period from November 27, 2012 to December 31, 2012, respectively. We do not account for the operations of ATT and Caddo on a stand-alone basis, therefore, it is impracticable to report the amounts of earnings of ATT and Caddo included in the consolidated results of operations related to the post acquisition periods.

Other 2012 Acquisitions.  In addition to the above acquisitions, we acquired the entities summarized below, for a total purchase price of $23,823,000, of which $23,225,000 was paid in cash and $598,000 was issued as a promissory note to the seller:

Date of acquisition	Name of acquired entity	Total purchase price
		(in thousands)
January 10, 2012	MK Gas Ltd. (d/b/a Bill Smith Butane)	$1,833
May 1, 2012	Reynolds Brothers Propane, Inc.	4,515
December 31, 2012	Tri-State Propane, Inc.	2,818
December 31, 2012	SemStream Arizona Propane, L.L.C.	14,657

The following table represents the allocation of the aggregated purchase price to the assets acquired and liabilities assumed related to the three acquisitions described above, which are individually insignificant (in thousands):

Cash	$202
Accounts receivable	3,080
Inventory	1,346
Prepaid assets	894
Total current assets	5,522
Property, plant and equipment	16,107
Intangible assets:
Customer relationships	1,512
Noncompete agreements	151
Other	411
Total assets acquired	23,703
Total liabilities assumed	(2,605)
Total identifiable net assets acquired	21,098
Goodwill	2,725
Net assets acquired	$23,823

Goodwill associated with these acquisitions principally results from synergies expected from combined operations and from assembled workforce. The fair values of the acquired intangible assets were estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Customer relationships are amortized over a weighted average useful life of 13 years.

The goodwill amounts noted for all 2012 acquisitions reflect the difference between purchase prices less the fair value of net assets acquired. Goodwill was warranted because these acquisitions enhance our current operations, and certain acquisitions are expected to reduce costs through synergies with existing operations. We do not believe that the acquired intangible assets have any significant residual value at the end of their respective useful life.

The operations of the above businesses are fully integrated into our operations and no separate financial results were maintained. Therefore, it is impracticable for us to report the amounts of revenues and earnings of the above acquirees included in the consolidated results of operations.

Pro Forma Information

The following unaudited pro forma information summarizes the results of operations for the years ended December 31, 2013 and 2012 as if the significant acquisition of JP Permian (effectively acquired by us on October 7, 2013—see Note 1) had been completed at the beginning of the prior comparative year. Financial information of certain acquisitions was impractical to obtain and accordingly have not been included in the pro forma financial information presented below. For the Parnon Gathering Assets acquisition, net income for the years preceding the acquisition were unavailable, and as a result are not included in the pro forma information below. The Parnon Gathering assets generated $218,668,000 of operating revenues and $217,218,000 of direct operating expenses for the period from January 1, 2012 to August 2, 2012.

The pro forma data combines our consolidated results with those of JP Permian (prior to acquisition) for the periods shown. The results are adjusted for amortization, depreciation, interest expense and income taxes relating to the acquisition. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future. The pro forma amounts are as follows:

	Year ended December 31,
	2013	2012
	(in thousands)
	(unaudited)
Pro forma consolidated revenue	$2,105,201	$504,222
Pro forma consolidated net loss	$(17,344)	$(565)

6. Inventory

Inventory consists of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in thousands)
Crude Oil	$15,311	$31,099
NGLs	3,342	5,274
Diesel	266	438
Materials, supplies and equipment	1,907	1,768
Total inventory	$20,826	$38,579

As of December 31, 2014, we had a $222,000 lower of cost or market (“LCM”) adjustment, primarily related to certain barrels of crude oil we had on hand at year-end.

7. Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in thousands)
Land	$6,942	$7,922
Buildings and improvements	12,272	11,354
Transportation equipment	47,164	54,448
Storage and propane tanks	141,005	132,309
Pipelines and linefill	62,125	22,421
Office furniture and fixtures	8,688	6,035
Other equipment	29,376	24,222
Construction-in-progress	6,752	10,899
Total property, plant and equipment	314,324	269,610
Less: accumulated depreciation	(52,176)	(31,517)
Property, plant and equipment, net	$262,148	$238,093

Depreciation expense totaled $24,618,000, $19,984,000 and $8,529,000 for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations. Depreciation expense amounts have been adjusted by $581,000, $1,143,000 and $267,000 for the years ended December 31, 2014, 2013 and 2012, respectively, to present the Bakken Business’s operations as discontinued operations.

8. Goodwill and Intangible Assets

Intangible assets consist of the following for the years ended December 31, 2014 and 2013:

	December 31, 2014
	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	amount
	(in thousands)
Customer relationships	$82,235	$(17,063)	$65,172
Noncompete agreements	3,728	(2,283)	1,445
Trade names	2,147	(583)	1,564
Customer contract	95,594	(15,662)	79,932
Other	209	(11)	198
Total	$183,913	$(35,602)	$148,311

	December 31, 2013
	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	amount
	(in thousands)
Customer relationships	$82,898	$(9,907)	$72,991
Noncompete agreements	3,728	(1,392)	2,336
Trade names	2,146	(283)	1,863
Customer contract	106,879	(9,205)	97,674
Other	309	(72)	237
Total	$195,960	$(20,859)	$175,101

As a result of the sale of the Bakken Business, we wrote-off $8,060,000 in customer contracts during the year ended December 31, 2014 (see Note 3).

Amortization expense totaled $17,870,000, $13,361,000 and $5,327,000 for December 31, 2014, 2013 and 2012, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations.  Amortization expense amounts have been adjusted by $853,000, $1,707,000 and $1,003,000 for the years ended December 31, 2014, 2013 and 2012, respectively, to present the Bakken Business’s operations as discontinued operations.

We amortize intangible assets over their estimated benefit period on a straight-line basis.

The estimated future amortization expense for amortizable intangible assets to be recognized is as follows (in thousands):

2015	$17,240
2016	16,849
2017	15,997
2018	15,054
2019	13,069
Thereafter	70,102
Total	$148,311

Goodwill activity in 2013 and 2014 consists of the following:

	Crude oil pipelines and storage	Crude oil supply and logistics	Refined products terminals and storage	NGL distribution and sales	Total
	(in thousands)
Balance at January 1, 2013	$11,041	$38,134	$61,163	$22,240	$132,578
Goodwill acquired during the year	97,121	11,911	—	9,095	118,127
Balance at December 31, 2013	108,162	50,045	61,163	31,335	250,705
Disposals	—	(1,984)	—	—	(1,984)
Balance at December 31, 2014	$108,162	$48,061	$61,163	$31,335	$248,721

We recorded a decrease in goodwill of $1,984,000 during the year ended December 31, 2014 related to the sale of the Bakken Business.

9. Accrued Liabilities

Accrued liabilities are comprised of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in thousands)
Taxes payable	$1,915	$3,406
Accrued payroll and employee benefits	8,148	8,138
Accrued professional fees	462	3,093
Royalties payable	4,281	3,910
Short-term derivative liabilities	10,157	200
Other	4,008	4,001
	$28,971	$22,748

10. Capital Leases and Other Short-Term Debt

Capital Leases.  We have certain leases for buildings, transportation equipment and office equipment, which are accounted for as capital leases. The leases mature between 2015 and 2021. Assets under capital lease are recorded within property, plant and equipment, net in the consolidated balance sheets. The following is a summary of assets held under such agreements.

	December 31,
	2014	2013
	(in thousands)
Buildings and improvements	$138	$138
Transportation equipment	261	406
Office furniture and equipment	129	108
Other equipment	49	—
	577	652
Less: Accumulated depreciation	(254)	(369)
Assets under capital lease, net	$323	$283

Scheduled repayments of capital lease obligations are as follows (in thousands):

Years ending December 31,
2015	$208
2016	155
2017	112
2018	40
2019	31
Thereafter	33
579
Less: amounts representing interest	(207)
Total obligations under capital leases	372
Less: current portion	(138)
Long-term capital lease obligation	$234

The long term capital lease obligation is included within other long-term liabilities in the consolidated balance sheets.

Other Short-Term Debt.  In addition, we had $91,000 and $386,000 bank overdrafts outstanding as of December 31, 2014 and 2013, respectively.

We financed a portion of our annual insurance premium in 2013. As of December 31, 2013, the outstanding balance under this arrangement was $49,000 at an interest rate of 3.2%. We repaid the outstanding amount in the first quarter of 2014 and no longer finance our insurance premiums.

11. Long-Term Debt

Long-term debt consists of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in thousands)
Wells Fargo revolving loans	$—	$177,557
Bank of America revolving loan	83,000	—
F&M loans	—	4,135
HBH note payable	1,277	1,470
Related party note payable	—	1,000
Reynolds note payable	—	344
Noncompete notes payable	231	340
Total long-term debt	$84,508	$184,846
Less: Current maturities	(383)	(698)
Total long-term debt, net of current maturities	$84,125	$184,148

Wells Fargo Credit Agreement. We had a $20,000,000 working capital revolving credit facility and a $180,000,000 acquisition revolving credit facility with Wells Fargo Bank, N.A. (the “WFB Credit Agreement”). Our outstanding borrowings under the WFB Credit Agreement were collateralized by substantially all of our assets.

On February 12, 2014, we entered into a credit agreement with Bank of America and used the borrowings under the Bank of America credit facility to repay all outstanding balances under the WFB Credit Agreement. As a result of the termination of the WFB Credit Agreement, we wrote off $1,634,000 of deferred financing costs during the year ended December 31, 2014.

Bank of America Credit Agreement.  On February 12, 2014, we entered into a credit agreement with Bank of America, N.A. (the “BOA Credit Agreement”), which is available for refinancing and repayment of certain existing indebtedness, working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions, not in contravention of law of the loan documents and to pay off our existing WFB commitments and F&M

Loans (as described below). The BOA Credit Agreement consists of a $275,000,000 revolving loan, which includes a sub-limit of up to $100,000,000 for letters of credit, and contains an accordion feature that will allow us to increase the borrowing capacity thereunder from $275,000,000 up to $425,000,000, subject to obtaining additional or increased lender commitments. The BOA Credit Agreement will mature on February 12, 2019. Our obligations under the BOA Credit Agreement are collateralized by substantially all of our assets.

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

As of December 31, 2014, the unused balance of the BOA Credit Agreement was $145,704,000. Issued and outstanding letters of credit, which reduced available borrowings under the BOA Credit Agreement, totaled $46,296,000 at December 31, 2014. We are required to pay a commitment fee on the unused commitments under the BOA Credit Agreement, which initially is 0.50% per annum. The commitment fee is subject to adjustment each quarter based on (i) prior to the IPO, the Consolidated Total Leverage Ratio, as defined in the BOA Credit Agreement and (ii) on or after the IPO, the Consolidated Net Total Leverage Ratio, as defined in the BOA Credit Agreement.

Prior to the IPO

·                  Maintenance of certain financial covenants including a consolidated total leverage ratio of not more than 4.50 to 1.00 prior to the issuance of certain unsecured notes (which will be increased to 4.75 to 1.00 for certain measurement periods following the consummation of certain acquisitions), a consolidated total leverage ratio of not more than 4.75 to 1.00 from and after the issuance of certain unsecured notes, a consolidated senior secured leverage ratio of not more than 3.00 to 1.00 from and after the issuance of certain unsecured notes and a consolidated interest coverage ratio of not less than 2.50 to 1.00.

·                  Financial statement reporting requirements, including quarterly unaudited financial statement reporting and annual audited financial statement reporting.

·                  Restrictions on cash distributions, including cash distributions to holders of equity units, unless certain leverage and coverage ratios are maintained before and after the cash distribution.

After the IPO

·                  Maintenance of certain financial covenants including a consolidated net total leverage ratio of not more than 4.50 to 1.00 prior to the issuance of certain unsecured notes (which will be increased to 5.00 to 1.00 for certain measurement periods following the consummation of certain acquisitions), a consolidated net total leverage ratio of not more than 5.00 to 1.00 from and after the issuance of certain unsecured notes (which will be increased to 5.50 to 1.00 for certain measurement periods following the consummation of certain acquisitions), a consolidated senior secured net leverage ratio of not more than 3:50 to 1:00 from and after the issuance of certain unsecured notes and a consolidated interest coverage ratio of not less than 2.50 to 1.00.

·                  Financial statement reporting requirements, including quarterly unaudited financial statement reporting and annual audited financial statement reporting.

·                  Restrictions on cash distributions, including cash distributions to holders of equity units, unless certain leverage and coverage ratios are maintained before and after the cash distribution.

We were not in compliance with the leverage ratio covenant during the second quarter of 2014, which noncompliance was waived pursuant to a waiver received by us on August 5, 2014. We were in compliance with all covenants as of December 31, 2014.

F&M Bank & Trust Company Credit Agreement.  On July 20, 2012, we entered into an amended and restated credit agreement with F&M Bank & Trust Company for the purchase of new, and the refinancing of existing, vehicles and equipment. The F&M Bank Credit Agreement consisted of several term loans (collectively, “F&M Loans”). Our obligations under the F&M Loans were collateralized by our vehicles and equipment financed by these loans.

The F&M Loans had a credit commitment of $9,000,000 and an outstanding loan balance of $4,135,000 as of December 31, 2013, with maturity dates ranging from February 7, 2015 through September 7, 2017. The F&M Loans called for monthly principal payments, plus accrued interest thereon.

At the time of each payment, the F&M Loans called for payment of accrued interest on the outstanding principal balance at the Prime Rate plus 0.5%, subject to an interest rate floor of 5.0%. The interest rate was reset at each payment date.

The outstanding balance of $4,135,000 on the F&M Loans was paid in full on February 12, 2014, with the proceeds from the BOA Credit Agreement.

HBH Note Payable.  We issued a $2,012,500 non-interest bearing promissory note in conjunction with the acquisition of HBH on November 15, 2011. The carrying value of this note is $1,277,000 and $1,470,000 as of December 31, 2014 and December 31, 2013, respectively, which is based on an interest rate of 5.0%. This balance is payable every January and July through December 31, 2016 based on the number of meter connections above a threshold. The minimum amount due is $2,012,500. The final remaining balance on this loan is due in full on December 31, 2016. Accretion expense, included as a component of interest expense, totaled $66,000, $69,000 and $82,000 for the 2014, 2013 and 2012, respectively. The fair value measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs.

Reynolds Note Payable.  We issued a $645,000 non-interest bearing promissory note as partial consideration for the acquisition of Reynolds Brother Propane on May 1, 2012. The note was payable in two installments of $295,000 and $350,000 at the first and second anniversary of the acquisition closing date (i.e. May 1, 2013 and May 1, 2014), respectively. The carrying value of the note was $344,000 at December 31, 2013, which was based on an effective imputed interest rate of 4.5%. Accretion expense, included as a component of interest expense totaled $6,000, $21,000 and $20,000, respectively for 2014, 2013 and 2012. On May 1, 2014, we repaid the promissory note in full.

Non-Compete Notes Payable.  As part of the acquisition of HPX in June 2012, we acquired several promissory notes, which were issued prior to acquisition by HPX as consideration for several non-compete agreements unrelated to the acquisition transaction. Each of the agreements has a five year term and is non-interest bearing. The fair value of the agreements is $231,000 and $340,000 at December 31, 2014 and December 31, 2013, which is based on an effective imputed interest rate of 3.5%.

Related Party Note Payable.  On November 5, 2013, we issued a $1,000,000 promissory note to JP Development for working capital requirements. The note was to mature on November 5, 2016 and bore interest at 4.75%. The interest rate was subject to an adjustment each quarter equal to the weighted average rate of JP Development’s outstanding indebtedness during the most recently ended fiscal quarter. Accrued interest on the note was payable quarterly in arrears. On March 20, 2014, we repaid the promissory note in full.

Scheduled principal repayments of long-term debt for each of the next five years ending December 31 and thereafter are as follows (in thousands):

2015	$383
2016	386
2017	739
2018	—
2019	83,000
Thereafter	—
Total	$84,508

12. Derivative Instruments

We are exposed to certain market risks related to the volatility of commodity prices and changes in interest rates. To monitor and manage these market risks, we have established comprehensive risk management policies and procedures. We do not enter into derivative instruments for any purpose other than hedging commodity price risk and interest rate risk. That is, we do not speculate using derivative instruments.

Commodity Price Risk.  Our NGL distribution and sales segment is exposed to market risks related to the volatility of propane prices. Management believes it is prudent to limit the variability of a portion of our propane purchases. To meet this objective, we use swap contracts to manage our exposure to market fluctuations in propane prices. The following table details the outstanding commodity-related derivatives as of December 31, 2014, 2013 and 2012, none of which were designated as hedges for accounting purposes.

	December 31, 2014		December 31, 2013		December 31, 2012
	Notional Volume	Maturity	Notional Volume	Maturity	Notional Volume	Maturity
Derivatives not designated as hedging contracts:
Propane (Gallons) :
Forward Contracts	—	—	—	—	1,954,800	Jan 2013 - Nov 2013
Swaps	27,958,302	Jan 2015 - Dec 2016	1,728,778	Jan 2014 - Mar 2014	6,513,764	Jan 2013 - Dec 2013

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our revolving credit facilities. Management believes it is prudent to limit the variability of a portion of our interest payments. To meet this objective, we entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of our debt with a variable-rate component. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped. The following table summarizes the interest rate swaps outstanding as of December 31, 2014, 2013 and 2012, none of which were designated as hedges for accounting purposes.

		Notional Amount Outstanding
Term	Type	December 31, 2014	December 31, 2013	December 31, 2012
July 2015(1)	Pay a fixed rate and receive a floating rate based on 1-month LIBOR	$32,000,000	$32,000,000	$32,000,000
September 2015(2)	Pay a fixed rate and receive a floating rate based on 1-month LIBOR	$43,000,000	$43,000,000	$43,000,000

(1)                                 Fixed rate set at 0.54%, 0.50% and 0.50% as of December 31, 2014, 2013 and 2012, respectively

(2)                                 Fixed rate set at 0.51%, 0.47% and 0.47% as of December 31, 2014, 2013 and 2012, respectively

Credit Risk. By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we are exposed to counterparty credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Partnership, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we do not possess credit risk. We minimize the credit risk in derivative instruments by entering into transactions with high- quality counterparties. We have entered into Master International Swap Dealers Association (“ISDA”) Agreements that allow for netting of swap contract receivables and payables in the event of default by either party.

Fair Value of Derivative Instruments.  We measure derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, commodity prices, interest rates and yield curves observable at commonly quoted intervals. None of our derivative contracts are designated as hedging instruments. The following table summarizes the fair values of our derivative contracts included in the consolidated balance sheets as of December 31, 2014 and 2013.

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
		(in thousands)
Derivatives not designated as hedging contracts:
Commodity Swap Contracts	Prepaid expenses and other current assets	$—	$498	$—	$—
Commodity Swap Contracts	Accrued Liabilities	—	—	(8,941)	—
Commodity Swap Contracts	Other Long-term liabilities	—	—	(3,251)	—

Interest Rate Swap Contracts	Accrued Liabilities	—	—	(158)	(200)
Interest Rate Swap Contracts	Other Long-term liabilities	—	—	—	(4)

As of December 31, 2014 and 2013, we presented the fair value of the derivative contracts on a gross basis in the consolidated balance sheets. In the statement of cash flows, the effects of settlements of derivative instruments are classified in operating activities, consistent with the related transactions.

The following tables summarize the amounts recognized with respect to our derivative instruments within the consolidated statements of operations.

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		December 31, 2014	December 31, 2013	December 31, 2012
		(in thousands)
Derivatives not designated as hedging contracts:
Commodity derivatives	Cost of sales	$(13,762)	$902	$640
Interest rate swaps	Interest expense	(227)	(168)	(257)

13. Partners’ Capital

Initial Public Offering. On October 7, 2014, we closed on our IPO of 13,750,000 common units, representing a 37.7% interest in us. Total proceeds from the sale of the units were $257.1 million, net of underwriting discounts and structuring fees. See Note 1 for details of the IPO and recapitalization transactions.

Preferred Units. On August 1, 2013, we converted all 524,746 of the then-outstanding Series A Convertible Preferred Units, all 552,348 of the then-outstanding Series B Convertible Preferred Units, and all 59,270 of the then-outstanding Series C Convertible Preferred Units previously issued to Lonestar, on a one-for-one basis into Class A Common Units.

On March 28, 2014, we authorized and issued to Lonestar 1,818,182 Series D Convertible Redeemable Preferred Units (the “Series D Preferred Units”) for a cash purchase price of $22.00 per unit pursuant to the terms of a Series D Subscription Agreement (the “Subscription Agreement”) by and among us, JP Energy GP II LLC, a Delaware limited liability company and general partner to the Partnership (the “General Partner”) and Lonestar. This transaction resulted in proceeds to us of $40,000,000. During the year ended December 31, 2014, we issued to Lonestar 110,727 Series D PIK Units related to the distributions earned for the three months ended June 30, 2014 and the three months ended September 30, 2014. On October 7, 2014, we paid $42,436,000 from proceeds related to the IPO to redeem all then outstanding Series D Preferred Units.

Common Units.  On several occasions in 2012, pursuant to various amendments to the Second Amended and Restated Agreement of Limited Partnership, we issued an aggregate of 6,818,183 Class A Common Units to Lonestar, for total net proceeds of $150,063,000 to partially fund various acquisitions.

On February 12, 2014, we issued 363,636 Class A Common Units to Lonestar for total net proceeds of $8,000,000.

In 2012, in connection with the Falco acquisition and the ATT and Caddo acquisition, we issued 666,667 Class C Common Units valued at $13,903,000 and 2,500,000 Class C Common Units valued at $69,875,000, respectively.

Throughout 2013, we issued an aggregate of 88,114 Class C Common Units to JP Development for total net proceeds of $3,128,000.

With the exception of the distribution of proceeds upon a “Change of Control Event” as described in the Partnership Agreement, all Class A Common Units, Class B Common Units, and Class C Common Units (collectively, the “Existing Common Units”) have the same terms and conditions.

Prior to the closing of the IPO, the Existing Common Units were split into approximately 0.89 common units, resulting in an aggregate of 22,677,004 outstanding Existing Common Units. An aggregate of 18,213,502 of the Existing Common Units held by existing partners were automatically converted into 18,213,502 subordinated units. Subsequent to the closing of our IPO, the remaining 4,463,502 Existing Common Units were automatically converted into common units on a one-to-on basis and we issued 13,750,000 common units to the public.

Subordinated Units. Our Amended Partnership Agreement provides that, during the subordination period, the common units will have the right to receive distributions of available cash, defined below, each quarter in an amount equal to $0.3250 per common unit, which amount is defined in our Amended Partnership Agreement as the minimum quarterly distribution (“MQD”), plus any arrearages in the payment of the MQD on the common units from prior quarters, before any distributions of available cash may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the MQD plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the common units. The subordination period will end, and the subordinated units will convert to common units, on a one-for-one basis, when certain distribution milestones described in the Amended Partnership Agreement have been met.

Available Cash.  Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

·                  less, the amount of cash reserves established by our general partner to:

·                  provide for the proper conduct of our business (including reserves for our future capital expenditures and anticipated future debt service requirements);

·                  comply with applicable law, any of our debt instruments or other agreements; or

·                  provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

·                  plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

General Partner Interest and IDRs. As of December 31, 2014 and 2013, the General Partner had 45 general partner units. On October 7, 2014, subsequent to the closing of the IPO, the 45 general partner units were recharacterized as a non-economic general partners interest in us.

The non-economic general partner interest in us does not entitle it to receive cash distributions. However, our general partner may in the future own common units or other equity interests in us, and will be entitled to receive distributions on such interests.

Incentive distribution rights represent the right to receive an increasing percentage (15.0%, 25.0% and 50.0%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our general partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in our Amended Partnership Agreement.

The following discussion assumes that there are no arrearages on the common units and that our general partner continues to own the incentive distribution rights.

If for any quarter:

·                  we have distributed available cash from operating surplus to the common unitholders and subordinated unitholders in an amount equal to the minimum quarterly distribution; and

·                  we have distributed available cash from operating surplus on outstanding common units in an amount necessary to eliminate any cumulative arrearages in payment of the minimum quarterly distribution;

then, we will distribute any additional available cash from operating surplus for that quarter among the unitholders and our general partner in the following manner:

·                  first, 100.0% to all unitholders, pro rata, until each unitholder receives a total of $0.37375 per unit for that quarter (the “first target distribution”);

·                  second, 85.0% to all unitholders, pro rata, and 15.0% to our general partner (in its capacity as the holder of our incentive distribution rights), until each unitholder receives a total of $0.40625 per unit for that quarter (the “second target distribution”);

·                  third, 75.0% to all unitholders, pro rata, and 25.0% to our general partner (in its capacity as the holder of our incentive distribution rights), until each unitholder receives a total of $0.4875 per unit for that quarter (the “third target distribution”); and

·                  thereafter, 50.0% to all unitholders, pro rata, and 50.0% to our general partner (in its capacity as the holder of our incentive distribution rights).

Distributions. Prior to our IPO, our Partnership Agreement required that, within 60 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by the General Partner. In connection with the IPO, we entered into the Amended Partnership Agreement, which requires that, within 45 days after the end of each quarter, beginning with the quarter ending December 31, 2014, we distribute all of our available cash to unitholders of record on the applicable record date, subject to certain terms and conditions. During the year ended December 31, 2014, we did not make any cash distributions.  During the years ended December 31, 2013 and 2012, we made the following cash distributions per unit:

Distribution Date	Cash Distribution (per unit)
February 2012	$0.50
May 2012	0.50
August 2012	0.50
November 2012	0.50
February 2013	0.50
July 2013	0.50
August 2013	0.50

We paid a cash distribution of $0.3038 per common unit on February 13, 2015, which represented a prorated amount of our minimum quarterly distribution of $0.325 per common unit, based on the number of days between the closing of the IPO on October 7, 2014 to December 31, 2014.

Valuation of Units.  Prior to our IPO, fair value of the Class B and Class C common units was estimated based on enterprise value calculated using the discounted cash flow method (Level 3). Material unobservable inputs used to estimate the fair value include weighted average cost of capital (“WACC”) and market multiple used in calculating the terminal value.  The following table presents the inputs used on each major valuation date during 2013 and 2012:

	December 31, 2013	April 19, 2013	November 27, 2012	July 20, 2012	February 29, 2012

WACC	10.71% - 11.21%	9.41% - 9.91%	8.95% - 9.45%	10.96% - 11.46%	13.61% -14.11%
Market multiple	12.05 - 12.55 times	10.5 - 11 times	10.5 - 11 times	8.75 - 9.25 times	9.25 - 9.75 times

14. Unit-Based Compensation

Restricted (Non-Vested) Class B Common Units of JPE.  Prior to the completion of our IPO on October 7, 2014, from time to time, we grant service condition restricted class B common units to certain key employees. Such service condition restricted common units require the recipients’ continuous employment with us and vest, according to the vesting schedule in each respective grant agreement, over certain periods, typically three to five years.

In addition to the service condition grants described above, pursuant to the employment agreements, as amended, between us and certain employees, we are obligated to grant restricted class B common units to those employees upon their achievement of certain agreed-upon performance goals that are measured by different milestones. Different milestone achievements will cause different amounts of restricted class B common units to be awarded. The maximum amount of the restricted class B common units to be issued pursuant to these employment agreements, as amended, is 100,000 units. During the year ended December 31, 2012, 75,000 restricted class B common units were issued as a result of the employee’s achievement of certain milestones. These restricted units will vest on the earlier of (1) the expiration of the applicable lock-up period for the employee following the occurrence of our IPO; and (2) termination of the employment agreement for cause, disability, death, for good reason, or for other reasons, as defined in the employment agreements.

Fair value of the restricted class B common units equaled the fair value of our common unit at the respective grant dates. We estimate the fair value of our common unit by dividing the estimated total enterprise value by the number of outstanding units. Estimated total enterprise value was determined using the income approach of discounting the estimated future cash flow to its present value. We also estimated a 15% forfeiture rate in calculating the unit-based compensation expense.

Immediately prior to the IPO, each of our Class B common unit was split into approximately 0.89 common unit, then approximately 80.3% of the common unit was converted into subordinate unit and the remaining 19.7% was converted into common unit.

During the years ended December 31, 2014, 2013 and 2012, equity-based compensation expense of $1,789,000, $948,000 and $2,010,000, respectively, was recorded in general and administrative expense in the consolidated statement of operations related to these restricted units.

The following tables summarize the restricted (non-vested) class B common units during the years ended December 31, 2014, 2013 and 2012:

2014
	Class B Common Units		Common Units		Subordinated Units
Restricted (Non-Vested) Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	177,867	$25.58	—	$—	—	$—
Granted - service condition	90,000	19.64	—	—	—	—
Granted - performance condition	—	—	—	—	—	—
Vested - service condition	(63,698)	24.21	—	—	—	—
Vested - performance condition	—	—	—	—	—	—
Forfeited - service condition	(6,667)	34.91	—	—	—	—
Forfeited - performance condition	—	—	—	—	—	—
Conversion upon IPO	(197,502)	23.00	34,603	25.84	141,211	25.84
Granted - service condition	—	—	—	—	—	—
Granted - performance condition	—	—	—	—	—	—
Vested - service condition	—	—	(876)	36.75	(3,576)	36.75
Vested - performance condition	—	—	—	—	—	—
Forfeited - service condition	—	—	(2,715)	39.22	(11,082)	39.22
Forfeited - performance condition	—	—	—	—	—	—
Outstanding at the end of period	—	—	31,012	24.36	126,553	24.36

2013
Restricted (Non-Vested) Common Units	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	143,000	$20.32
Granted - service condition	68,500	34.91
Granted - performance condition	—	—
Vested - service condition	(23,633)	23.37
Vested - performance condition	—	—
Forfeited - service condition	(10,000)	19.51
Forfeited - performance condition	—	—
Outstanding at the end of period	177,867	25.58

2012
Restricted (Non-Vested) Common Units	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	—	$—
Granted - service condition	82,500	20.99
Granted - performance condition	75,000	19.51
Vested - service condition	(14,500)	19.91
Vested - performance condition	—
Forfeited - service condition	—
Forfeited - performance condition	—
Outstanding at the end of period	143,000	20.32

We make distributions to non-vested restricted units on a 1:1 ratio with the per unit distributions paid to common units. Upon the vesting of the restricted units, we intend to settle these obligations with common units. Accordingly, we expect to recognize an aggregate of $2,260,000 of compensation expense related to non-vested restricted units over a weighted average period of 1.63 years.

Restricted (Non-Vested) Common Units of CB Capital and Predecessor GP.  During 2012 and 2014, certain of our employees received restricted common unit grants from CB Capital and Predecessor GP as incentive compensation for their services to us. These restricted common units are service condition only and the requisite service periods vary from immediately vesting upon grant to five years. Accordingly, we have recorded compensation expense for these grants in accordance with FASB ASC 505 50 “Equity Based Payments to Non Employees”. We are not responsible for payment of these unit based compensation arrangements and all expense amounts are recorded in general and administrative expense with a corresponding increase to Partners’ Capital.

The following tables summarize the restricted (non-vested) common units of CB Capital and Predecessor GP during the years ended December 31, 2014, 2013 and 2012:

2014
Restricted (Non-Vested) Common Units	CB Capital	Predecessor GP
Outstanding at the beginning of the period	18	29
Granted	2,687	2,561
Vested	(2,304)	(2,192)
Forfeited	(33)	(33)
Outstanding at the end of period	368	365

2013
Restricted (Non-Vested) Common Units	CB Capital	Predecessor GP
Outstanding at the beginning of the period	197	242
Granted	—	—
Vested	(76)	(109)
Forfeited	(103)	(104)
Outstanding at the end of period	18	29

2012
Restricted (Non-Vested) Common Units	CB Capital	Predecessor GP
Outstanding at the beginning of the period	—	—
Granted	1,302	1,360
Vested	(1,105)	(1,118)
Forfeited	—	—
Outstanding at the end of period	197	242

Durring the year ended December 31, 2012, we recorded unit based compensation expense of $412,000 in general and administrative expenses in the consolidated statements of operations.

15. Commitments and Contingencies

Legal Matters.  We are involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on our consolidated financial statements.

Environmental Matters.  We are subject to various federal, state and local laws and regulations relating to the protection of the environment. Such environmental laws and regulations impose numerous obligations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to comply with applicable laws and restrictions on the generation, handling, treatment, storage, disposal and transportation of certain materials and wastes.

Failure to comply with such environmental laws and regulations can result in the assessment of substantial administrative, civil and criminal penalties, the imposition of remedial liabilities and even the issuance of injunctions restricting or prohibiting our activities. We have established procedures for the ongoing evaluation of our operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

We account for environmental contingencies in accordance with the ASC 410 related to accounting for contingencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed.

Liabilities are recorded when environmental assessments and/or clean- ups are probable, and the costs can be reasonably estimated. As of December 31, 2014 and 2013, we had no significant environmental matters.

Refined Products Terminals. In the third quarter of 2014, we discovered that certain elements of the product measurement and quality control at our refined products terminal in North Little Rock, Arkansas were not in compliance with industry standards and certain regulations. As a result, the terminal could under-deliver refined products to our customers and, consequently, recognize excess gains on refined products generated through the terminal’s normal terminal and storage process. We recognize revenues for refined product gains as the products are sold at the terminal based on current market prices. We have undertaken procedures to improve and remediate our measurement and quality control processes to be in compliance with industry standards and regulations, and have discussed this matter with our customers and have returned a certain amount of refined products to the majority of our customers. Because there are numerous elements inherent in the product measurement process that could affect the amount of refined product gains generated at the terminal, it is not practicable for us to accurately quantify this amount or the discrete period of refined product gains previously recognized that were caused by these specific issues. However, using available operational data and certain management assumptions, we have reasonably estimated the volume of refined products to be returned to our customers of approximately 24,000 barrels. During the fourth quarter of 2014, we returned approximately 20,900 barrels to our customers, which amounts to a value of $2,092,000. As of December 31, 2014, we had approximately 3,100 barrels remaining that were due to our customers, at an estimated value of $167,000. Accordingly, we recorded a $2,259,000 charge to operating expense in the consolidated statement of operations for the year ended December 31, 2014. We will update the estimated accrual each reporting period based on changes in estimate related to volumes returned, market prices and other changes. We intend to return the remaining refined products to our customers during the first quarter of 2015.

Asset retirement obligations (ARO).  We have contractual obligations to perform dismantlement and removal activities in the event that some assets, such as storage tanks, are abandoned. These obligations include varying levels of activity including completely removing the assets and returning the land to its original state. We have determined that the settlement dates related to the retirement obligations are indeterminate. The assets with indeterminate settlement dates have either been in existence for many years or are relatively new assets and with regular maintenance will continue to be in service for many years to come. In addition, it is not possible to predict when demand for the service will cease, and we do not believe that such demand will cease for the foreseeable future. Accordingly, the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, we cannot reasonably estimate the fair value of the associated ARO’s and therefore, no ARO liability is recorded as of December 31, 2014 and 2013. Additionally, many of these assets could be re-deployed for a similar use. We will continue to monitor these assets and if sufficient information becomes available for us to reasonably determine the settlement dates, an ARO will be recorded for these assets in the relevant periods.

Operating Leases.  We leases various buildings, land, storage facilities, transportation vehicles and office equipment under operating leases. Certain of the leases contain renewal and purchase options. Our aggregate rental expense for such leases was $8,243,000, $6,600,000 and $2,545,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, we assumed a land lease in the acquisition of Parnon Storage, LLC on August 3, 2012. Equal payments of $10,000 are due each month over the remaining 43 year lease period with no implied interest rate noted in the lease agreement.

Minimum future payments under non-cancelable operating leases as of December 31, 2014 and thereafter are as follows (in thousands):

2015	$7,606
2016	7,131
2017	4,231
2018	2,963
2019	1,657
Thereafter	5,060
$28,648

16. Reportable Segments

Our operations are located in the United States and are organized into four reportable segments: crude oil pipelines and storage; crude oil supply and logistics; refined products terminals and storage; and NGL distribution and sales.

Crude oil pipelines and storage.  The crude oil pipelines and storage segment consists of a crude oil pipeline operation and a crude oil storage facility. The crude oil pipeline operates in the Permian Basin and consists of approximately 94 miles of high-pressure steel pipeline with throughput capacity of approximately 130,000 barrels per day and a related system of truck terminals, LACT bay facilities, crude oil receipt points and crude oil storage facilities with an aggregate of 40,000 barrels of storage capacity. We also operate a crude oil storage facility that has an aggregate storage capacity of approximately 3,000,000 barrels in Cushing, Oklahoma.

Crude oil supply and logistics.  The crude oil supply and logistics segment consists of crude oil supply activities and a fleet of crude oil gathering and transportation trucks. We conduct crude oil supply activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. We also own a fleet of crude oil gathering and transportation trucks operating in and around high-growth drilling areas such as the Mid-Continent, the Eagle Ford shale, and the Permian Basin. As described in Note 3, the disposition of the Bakken Business impacts the crude oil supply and logistics segment, as the results of those operations are now presented within discontinued operations and excluded from the segment information tables. Accordingly, we have recast the segment information.

Refined products terminals and storage.  The refined products terminals and storage segment has aggregate storage capacity of 1.3 million barrels from two refined products terminals located in North Little Rock, Arkansas and Caddo Mills, Texas. The North Little Rock terminal has storage capacity of 550,000 barrels from 11 tanks and has eight loading lanes with automated truck loading equipment. The Caddo Mills terminal consists of 10 storage tanks with an aggregate capacity of approximately 770,000 barrels and has five loading lanes with automated truck loading equipment.  The North Little Rock terminal and the Caddo Mills terminal are primarily served by the Enterprise TE Products Pipeline Company LLC and the Explorer Pipeline, respectively.

NGL distribution and sales.  The NGL distribution and sales segment consists of three businesses: (i) portable cylinder tank exchange (ii) sales of NGLs through our retail, commercial and wholesale distribution business and (iii) NGL gathering and transportation business. Currently, the cylinder exchange network covers 48 states through a network of over 18,800 locations, which includes grocery chains, pharmacies, convenience stores and hardware stores. Additionally, in seven states in the southwest region of the U.S., we sell NGLs to retailers, wholesalers, industrial end- users and commercial and residential customers. We also own a fleet of NGL gathering and transportation operations trucks operating in the Eagle Ford shale and the Permian Basin.

Corporate and other.  Corporate and other includes general partnership expenses associated with managing all of our reportable segments.

We account for intersegment revenues as if the revenues were to third parties.

Our chief operating decision maker (“CODM”) evaluates the segments’ operating performance based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus (minus) interest expense (income), income tax expense (benefit), depreciation and amortization expense, asset impairments, (gains) losses on asset sales, certain non-cash charges such as non-cash equity compensation, non-cash vacation expense, non-cash (gains) losses on commodity derivative contracts (total (gain) loss on commodity derivatives less net cash flow associated with commodity derivatives settled during the period), and selected (gains) charges and transaction costs that are unusual or non-recurring.

The following tables reflect certain financial data for each reportable segment for the years ended December 31, 2014, 2013 and 2012.

	Year ended December 31,
	2014	2013	2012
	(in thousands)
External Revenues:
Crude oil pipelines and storage	$78,222	$25,401	$6,224
Crude oil supply and logistics	1,385,229	1,872,956	292,618
Refined products terminals and storage	23,287	24,011	2,706
NGLs distribution and sales	206,896	179,865	126,033
Total revenues	$1,693,634	$2,102,233	$427,581

Intersegment Revenues:
Crude oil pipelines and storage	$1,252	$—	$—
Crude oil supply and logistics	49,738	5,573	—
Refined products terminals and storage	—	—	—
NGLs distribution and sales	14	—	—
Intersegment eliminations	(51,004)	(5,573)	—
Total intersegment revenues	$—	$—	$—

Cost of Sales, excluding depreciation and amortization:
Crude oil pipelines and storage	$55,031	$8,894	$224
Crude oil supply and logistics	1,416,023	1,852,249	289,275
Refined products terminals and storage	6,453	4,683	974
NGLs distribution and sales	126,686	105,488	79,904
Intersegment eliminations	(51,004)	(5,573)	—
Amounts not included in segment Adjusted EBITDA	13,921	(1,110)	(1,586)
Total cost of sales, excluding depreciation and amortization	$1,567,110	$1,964,631	$368,791

Operating Expenses:
Crude oil pipelines and storage	$3,576	$3,044	$1,072
Crude oil supply and logistics	6,276	8,501	2,464
Refined products terminals and storage	4,602	2,464	280
NGLs distribution and sales	52,109	47,307	24,746
Amounts not included in segment Adjusted EBITDA	951	609	78
Total operating expenses	$67,514	$61,925	$28,640

Depreciation and Amortization:
Crude oil pipelines and storage	$12,763	$6,846	$2,217
Crude oil supply and logistics	6,735	5,847	2,267
Refined products terminals and storage	5,911	6,162	1,015
NGLs distribution and sales	16,163	13,981	8,151
Corporate and other	916	509	206
Total depreciation and amortization	$42,488	$33,345	$13,856

Adjusted EBITDA:
Crude oil pipelines and storage	$20,159	$13,353	$4,836
Crude oil supply and logistics	9,185	14,686	(40)
Refined products terminals and storage	10,723	16,100	1,161
NGLs distribution and sales	15,525	15,518	14,022
Total adjusted EBITDA from reportable segments	$55,592	$59,657	$19,979

Capital Expenditures:
Crude oil pipelines and storage	$33,237	$1,251	$—
Crude oil supply and logistics	3,454	3,159	13,123
Refined products terminals and storage	2,489	4,482	—
NGLs distribution and sales	16,557	16,009	6,577
Corporate and other	1,141	1,927	1,332
Total capital expenditures	$56,878	$26,828	$21,032

A reconciliation of Adjusted EBITDA to net loss from continuing operations is included in the table below.

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Total adjusted EBITDA from reportable segments	$55,592	$59,657	$19,979
Other expenses not allocated to reportable segments	(24,924)	(27,396)	(8,174)
Depreciation and amortization	(42,488)	(33,345)	(13,856)
Interest expense	(9,393)	(9,075)	(3,405)
Loss on extinguishment of debt	(1,634)	—	(497)
Income tax (expense) benefit	(300)	(208)	(222)
Loss on disposal of assets	(1,366)	(1,492)	(1,142)
Unit-based compensation	(1,877)	(948)	(2,485)
Total (loss) gain on commodity derivatives	(13,762)	902	640
Net cash payments (receipts) for commodity derivatives settled during the period	1,071	209	946
Non-cash inventory LCM adjustment	(222)	—	—
Transaction costs and other non-cash items	(4,112)	(1,343)	(1,492)
Net loss from continuing operations	$(43,415)	$(13,039)	$(9,708)

Total assets from the Partnership’s reportable segments as of December 31 were as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Crude oil pipelines and storage	$323,100	$313,580
Crude oil supply and logistics	165,288	208,420
Refined products terminals and storage	131,923	132,325
NGLs distribution and sales	170,904	178,450
Corporate and other	21,958	10,627
Total assets	$813,173	$843,402

17. Related Parties

We perform certain management services for JP Development. We receive a monthly fee of $50,000 for these services. The monthly fee reduced general and administrative expenses in the consolidated statements of operations by $600,000 for the years ended December 31, 2014 and 2013 and $50,000 for the year ended December 31, 2012, respectively.

JP Development has a pipeline transportation business that provides crude oil pipeline transportation services to our crude oil supply and logistics segment. As a result of utilizing JP Development’s pipeline transportation services during the years ended December 31, 2014, 2013 and 2012, we incurred pipeline tariff fees of $8,875,000, $8,514,000 and $1,841,000, respectively, which have been included in costs of sales in the consolidated statements of operations. Such amounts were not settled in cash during the years ended December 31, 2013 and 2012, rather, they were treated as deemed contributions/distributions from/to JP Development, as discussed in Note 1. As of December 31, 2014, we had a net receivable from JP Development of $7,968,000, primarily as the result of the prepayments made in 2014 for the crude oil pipeline transportation services to be provided by JP Development. We expect these amounts to be recovered during 2015.

As discussed in Note 11, on November 5, 2013, we issued a $1,000,000 promissory note to JP Development for working capital requirements. The note was to mature on November 5, 2016 and bore interest at 4.75%. The interest rate was subject to an adjustment each quarter equal to the weighted average rate of JP Development’s outstanding indebtedness during the most recently ended fiscal quarter. Accrued interest on the note was payable quarterly in arrears. As of December 31, 2013, $7,000 of interest payable on the promissory note is included in payables to related parties in the consolidated balance sheet. On March 20, 2014, the Partnership repaid this promissory note in full.

As discussed in Note 13, on July 18, 2013, we issued 45,860 Class C Common Units to JP Development for total net proceeds of $1,628,000 and on August 13, 2013, we issued 42,254 Class C Common Units to JP Development for total net proceeds of $1,500,000.

As discussed in Note 13, on February 12, 2014, we issued 363,636 Class A Common Units to Lonestar for total net proceeds of $8,000,000 and on March 28, 2014, we issued 1,818,182 Series D Preferred Units to Lonestar for proceeds of $40,000,000. On October 7, 2014, we paid $42,436,000 from proceeds related to our IPO to redeem all then outstanding Series D Preferred Units.

As a result of the acquisition of ATT, TAC owns common units in us. In addition, Mr. Greg Arnold, President and CEO of TAC, is also one of our directors. Our refined products terminals and storage segment sells refined products to TAC. For the years ended December 31, 2014, 2013 and 2012, our revenue from TAC was $8,952,000, $14,473,000 and $1,744,000, respectively. As of December 31, 2014 and 2013, we had amounts due from TAC of $83,000 and $1,048,000, respectively, which is included in receivables from related parties in the consolidated balance sheets.

In 2013, our NGL distribution and sales segment began purchasing refined products from TAC. In 2014 and 2013, we paid $1,964,000 and $187,000 for refined product purchases from TAC, which is included in cost of sales in the consolidated statements of operations. The total amounts due to TAC as of December 31, 2014 and 2013 was $46,000 and $119,000, respectively.

During 2014, 2013 and 2012, we entered into transactions with CAMS Bluewire, an entity partially owned by ArcLight. CAMS Bluewire provides IT support for us. For the years ended December 31, 2014, 2013 and 2012, we paid $422,000, $691,000 and $321,000, respectively for IT support and consulting services, and for purchases of IT equipment, which are included in operating expenses, general and administrative expenses and property plant and equipment in the consolidated statements of operations and the consolidated balance sheets. The total amounts due to CAMS Bluewire as of December 31, 2014 and 2013 was $32,000 and $38,000, respectively.

During 2014, we began performing certain management services for Republic Midstream, LLC (“Republic”), an entity owned by ArcLight. We charge a monthly fee of approximately $59,000 for these services. The monthly fee reduced general and administrative expenses in the consolidated statements of operations by $297,000 for the year ended December 31, 2014. As of December 31, 2014, we had a receivable balance due from Republic of $297,000, which is included in receivables from related parties in the consolidated balance sheet.

Beginning July 2013, we have no employees. The employees supporting our operations are employees of GP II, and as such, we fund GP II for payroll and other payroll- related expenses we incur. As of December 31, 2014 and 2013, we had a receivable balance due from GP II of $2,205,000 and $1,611,000, respectively, as a result of the timing of payroll funding, which is included in receivables from related parties in the consolidated balance sheet.

During 2014, 2013 and 2012, we entered into transactions with Enogex Holdings, an entity partially owned by ArcLight Capital. Enogex Holdings is a provider of rack sales, propane and trucks. For the years ended December 31, 2014, 2013 and 2012, we paid $10,000, $10,000 and $391,000, respectively for propane purchases from Enogex Holdings, which is included in cost of sales in the consolidated statements of operations. There were no amounts due to Enogex Holdings as of December 31, 2014 and 2013.

18. Selected Quarterly Financial Data (unaudited)

Selected financial data by quarter is set fourth in the table below:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per unit data)
2014
Total revenue	$418,668	$447,147	$428,590	$399,229
Operating loss	(3,457)	(8,897)	(3,362)	(16,526)
Loss from continuing operations	(8,183)	(11,006)	(5,610)	(18,616)
Loss from discontinued operations	(405)	(9,203)	—	—
Net loss	(8,588)	(20,209)	(5,610)	(18,616)
Basic and diluted loss per common and subordinated unit				(0.51)

2013
Total revenue	$476,793	$511,012	$564,558	$549,870
Operating income (loss)	4,868	(720)	(3,334)	(5,258)
Income (loss) from continuing operations	2,893	(2,669)	(5,573)	(7,690)
Income (loss) from discontinued operations	(686)	663	(64)	(1,095)
Net income (loss)	2,207	(2,006)	(5,637)	(8,785)

Index to Exhibits

Exhibit Number	Description
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

10.4**	JP Energy Partners LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the SEC on October 7, 2014).

10.5

Right of First Offer Agreement dated as of October 7, 2014, by and among JP Energy Partners LP, JP Energy GP II LLC, JP Energy Development LP and Republic Midstream, Holdings LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on October 7, 2014).

10.6**	Employment Agreement of Patrick J. Welch (incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed with the SEC on October 7, 2014).

10.7**	Employment Agreement of Jeremiah J. Ashcroft III (incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed with the SEC on October 7, 2014).

10.8

Amendment No. 3 and Waiver to Credit Agreement dated as of September 19, 2014 (incorporated by reference to Exhibit 10.9 to the Partnership’s Registration Statement on Form S-1 (File No. 333-195787) filed with the SEC on September 22, 2014).

21.1

List of Subsidiaries of JP Energy Partners LP (incorporated by reference to Exhibit 21.1 to the Partnership’s Registration Statement on Form S-1 (File No. 333-195787) filed with the SEC on May 8, 2014).

23.1*	Consent of Pricewaterhouse Coopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema

101.CAL†	XBRL Taxonomy Calculation Linkbase

101.DEF†	XBRL Taxonomy Definition Linkbase

101.LAB†	XBRL Taxonomy Label Linkbase

101.PRE†	XBRL Taxonomy Presentation Linkbase

* Filed Herewith

** Management contract or compensatory plan or arrangement

† Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to any liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JP Energy Partners LP

	By:	JP Energy GP II LLC, its general partner

Date: March 11, 2015	By:	/s/ J. Patrick Barley
J. Patrick Barley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Patrick Barley	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
J. Patrick Barley		March 11, 2015

/s/ Patrick J. Welch	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
Patrick J. Welch		March 11, 2015

/s/ Simon Chen	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 11, 2015
Simon Chen

/s/ John F. Erhard	Director	March 11, 2015
John F. Erhard

/s/ Daniel R. Revers	Director	March 11, 2015
Daniel R. Revers

/s/ Lucius H. Taylor	Director	March 11, 2015
Lucius H. Taylor

/s/ Greg Arnold	Director	March 11, 2015
Greg Arnold

/s/ T. Porter Trimble	Director	March 11, 2015
T. Porter Trimble

/s/ Norman J. Szydlowski	Director	March 11, 2015
Norman J. Szydlowski

/s/ Josh L. Sherman	Director	March 11, 2015
Josh L. Sherman