Form 10-Q
period 2015-03-31
JP Energy Partners LP
filed 2015-05-13
CIK 1523404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

At May 7, 2015, there were 18,197,651 common units and 18,148,898 subordinated units outstanding.

PART I    FINANCIAL INFORMATION

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “report” or this “Form 10-Q”) to “JP Energy Partners,” “the Partnership,” “we,” “our,” “us” or like terms refer to JP Energy Partners LP and its subsidiaries, and references to “our general partner” refer to JP Energy GP II LLC, our general partner.  References to “our sponsor” or “Lonestar” refer to Lonestar Midstream Holdings, LLC, which, together with JP Energy GP LLC, CB Capital Holdings II, LLC and the Greg Alan Arnold Separate Property Trust, entities owned by certain members of our management, owns and controls our general partner. References to “ArcLight Capital” refer to ArcLight Capital Partners, LLC and references to “ArcLight Fund V” refer to ArcLight Energy Partners Fund V, L.P. References to “ArcLight” refer collectively to ArcLight Capital and ArcLight Fund V. ArcLight Capital manages ArcLight Fund V, which controls our general partner through its ownership and control of Lonestar.

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

•                                          fires, explosions or other accidents;

•                                          the effects of future litigation; and

•                                          other factors discussed elsewhere in this Form 10-Q.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 1.       Financial Statements

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
	(in thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$2,152	$3,325
Restricted cash	600	600
Accounts receivable, net	84,915	108,725
Receivables from related parties	8,497	10,548
Inventory	30,938	20,826
Prepaid expenses and other current assets	11,659	4,915
Total Current Assets	138,761	148,939

Non-current assets
Property, plant and equipment, net	272,645	262,148
Goodwill	248,721	248,721
Intangible assets, net	143,979	148,311
Deferred financing costs and other assets, net	4,848	5,054
Total Non-Current Assets	670,193	664,234
Total Assets	$808,954	$813,173

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities
Accounts payable	$73,468	$88,052
Accrued liabilities	24,773	28,971
Capital leases and short-term debt	305	229
Customer deposits and advances	2,255	5,050
Current portion of long-term debt	386	383
Total Current Liabilities	101,187	122,685

Non-current liabilities
Long-term debt	110,995	84,125
Other long-term liabilities	4,868	5,683
Total Liabilities	217,050	212,493

Commitments and Contingencies

Partners’ capital
General Partner	1,350	—
Common units (21,852,219 units authorized; 18,198,894 and 18,209,519 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	310,488	315,630
Subordinated units (18,197,249 units authorized; 18,153,897 and 18,197,249 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	280,066	285,050
Total Partners’ Capital	591,904	600,680
Total Liabilities and Partners’ Capital	$808,954	$813,173

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except unit and per unit data)
REVENUES
Crude oil sales	$231,917	$341,005
Gathering, transportation and storage fees	6,951	8,096
NGL and refined product sales (including sales to related parties of $5,011 in the three months ended March 31, 2014)	54,185	63,801
Refined products terminals and storage fees (including sales to related parties of $1,370 in the three months ended March 31, 2014)	3,108	2,663
Other revenues	3,125	3,102
Total revenues	299,286	418,667

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	254,890	382,889
Operating expense	16,611	16,153
General and administrative	14,475	12,633
Depreciation and amortization	11,339	10,094
Loss on disposal of assets, net	130	356
Total costs and expenses	297,445	422,125

OPERATING INCOME (LOSS)	1,841	(3,458)

OTHER INCOME (EXPENSE)
Interest expense	(1,173)	(3,259)
Loss on extinguishment of debt	—	(1,634)
Other income, net	19	111

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	687	(8,240)

Income tax (expense) benefit	(22)	57

INCOME (LOSS) FROM CONTINUING OPERATIONS	665	(8,183)

DISCONTINUED OPERATIONS
Net loss from discontinued operations	—	(405)

NET INCOME (LOSS)	$665	$(8,588)

Basic and diluted income per unit
Net income allocated to common units	$342
Weighted average number of common units outstanding - basic	18,206,669
Weighted average number of common units outstanding - diluted	18,224,336
Basic and diluted income per common unit	$0.02

Net income allocated to subordinated units	$323
Weighted average number of subordinated units outstanding - basic and diluted	18,185,621
Basic and diluted income per subordinated unit	$0.02

Distribution declared per common and subordinated unit	$0.325

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$665	$(8,588)
Adjustments to reconcile net income (loss) to net cash provided by operating activities including discontinued operations:
Depreciation and amortization	11,339	10,812
Derivative valuation changes	(4,008)	572
Amortization of deferred financing costs	227	249
Unit-based compensation expenses	431	282
Loss on disposal of assets	130	82
Bad debt expense	467	222
Loss on extinguishment of debt	—	1,634
Other non-cash items	71	55
Changes in working capital, net of acquired assets and liabilities:
Accounts receivable	23,344	30,960
Receivables from related parties	2,052	(3,807)
Inventory	(10,112)	(9,879)
Prepaid expenses and other current assets	(5,479)	(6,051)
Accounts payable and other accrued liabilities	(12,885)	(6,033)
Payables to related parties	—	(1,464)
Customer deposits and advances	(2,795)	(733)
Changes in other assets and liabilities	(7)	24
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,440	8,337

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,625)	(6,505)
Proceeds received from sale of assets	334	365
Change in restricted cash	—	(600)
NET CASH USED IN INVESTING ACTIVITIES	(20,291)	(6,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	34,000	241,800
Payments on revolving line of credit	(7,000)	(236,857)
Payments on long-term debt	(143)	(4,269)
Payment of related party note payable	—	(1,000)
Payments on capital leases	(34)	(33)
Change in cash overdraft	77	409
Payments on financed insurance premium	—	(15)
Debt issuance costs	—	(2,797)
Distributions to unitholders	(11,104)	—
Issuance of Series D preferred units	—	40,000
Issuance of common units, net of issuance costs	—	8,000
Common control acquisition	—	(52,000)
Contributions from the Predecessor	—	4,321
Tax withholding on unit-based vesting	(22)	—
Other	(96)	(171)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,678	(2,612)

Net change in cash and cash equivalents	(1,173)	(1,015)
Cash and cash equivalents, beginning of year	3,325	3,234
Cash and cash equivalents, end of year	$2,152	$2,219

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing transactions:
Accrued capital expenditures	$1,037	$412

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

	Units
	Common	Subordinated	Total

Balance - December 31, 2014	18,209,519	18,197,249	36,406,768

Forfeiture of units under LTIP	(10,625)	(43,352)	(53,977)

Balance - March 31, 2015	18,198,894	18,153,897	36,352,791

	Common	Subordinated	General Partner	Total
	(in thousands)
Balance - December 31, 2014	$315,630	$285,050	$—	$600,680

Unit-based compensation	161	270	—	431
Issuance costs, forfeitures and tax withholdings	(100)	(18)	—	(118)
Distributions to unitholders	(5,545)	(5,559)	—	(11,104)
Contributions from general partner	—	—	1,350	1,350
Net income	342	323	—	665

Balance - March 31, 2015	$310,488	$280,066	$1,350	$591,904

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Business.  The unaudited condensed consolidated financial statements presented herein contain the results of JP Energy Partners LP, a Delaware limited partnership, and its subsidiaries. All expressions of the “Partnership”, “JPE”, “us”, “we”, “our”, and all similar expressions are references to JP Energy Partners LP and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context requires otherwise. We were formed in May 2010 by members of management and were further capitalized by ArcLight Capital Partners, LLC (“ArcLight”) to own, operate, develop and acquire a diversified portfolio of midstream energy assets. Our operations currently consist of: (i) crude oil pipelines and storage; (ii) crude oil supply and logistics; (iii) refined products terminals and storage; and (iv) natural gas liquid (“NGL”) distribution and sales, which together provide midstream infrastructure solutions for the growing supply of crude oil, refined products and NGLs in the United States. JP Energy GP II LLC (“GP II”) is our general partner.

Initial Public Offering.  On October 7, 2014, we completed our initial public offering (“IPO”) of 13,750,000 common units representing a 37.7% interest in us. In connection with the IPO, we entered into a Third Amended and Restated Agreement of Limited Partnership (the “Amended Partnership Agreement”) on October 7, 2014. The Amended Partnership Agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending December 31, 2014, we distribute all of our available cash (as defined in our Amended Partnership Agreement) to unitholders of record on the applicable record date, subject to certain terms and conditions.

Common Control Acquisition between JPE and JP Development.  On July 12, 2012, ArcLight and the owners of JPE formed JP Energy Development LP, a Delaware limited partnership (“JP Development”), for the express purpose of supporting JPE’s growth. Since its formation, JP Development has acquired a portfolio of midstream assets that have been developed for eventual sale to JPE. JPE and JP Development are under common control because a majority of the equity interests in each entity and their general partners are owned by ArcLight. On February 12, 2014, pursuant to a Membership Interest and Asset Purchase Agreement, we acquired certain midstream assets (the “Dropdown Assets”) from JP Development for an aggregate purchase price of approximately $319.1 million (the “Common Control Acquisition”), which was comprised of 12,561,934 JPE Class A Common Units and $52.0 million in cash. We financed the cash portion of the purchase price through borrowings under our revolving credit facility. The total purchase price from the Common Control Acquisition exceeded the book value of the assets acquired. As a result, the excess of the total purchase price over the book value of the assets acquired of $12.7 million was considered a deemed distribution by our general partner.

Basis of Presentation.  Because JPE and JP Development are under common control, we are required under generally accepted accounting principles in the United States (“GAAP”) to account for the Common Control Acquisition in a manner similar to the pooling of interests method of accounting. Under this method of accounting, our balance sheet reflected JP Development’s historical carryover net basis in the Dropdown Assets instead of reflecting the fair market value of assets and liabilities of the Dropdown Assets. We also retrospectively recast our financial statements to include the operating results of the Dropdown Assets from the dates these assets were originally acquired by JP Development (the dates upon which common control began). Our recast historical consolidated financial statements include all revenues, costs, expenses, assets and liabilities directly attributable to the Dropdown Assets, as well as allocations that include certain expenses for services, including, but not limited to, general corporate expenses related to finance, legal, information technology, shared services, employee benefits and incentives and insurance. These expenses have been allocated based on the most relevant allocation method to the services provided, primarily on the relative percentage of revenue, relative percentage of headcount, or specific identification. Management believes the assumptions underlying the combined financial statements are reasonable. However, the combined financial statements, which include the Dropdown Assets, do not fully reflect what our balance sheet, results of operations and cash flows would have been, had the Dropdown Assets been under JPE management during the periods presented. As a result, historical financial information is not necessarily indicative of what our balance sheet, results of operations and cash flows will be in the future.

JP Development has a centralized cash management that covers all of its subsidiaries. The net amounts due from or to JP Development by the Dropdown Assets relate to a variety of intercompany transactions including the collection of trade receivables, payment of accounts payable and accrued liabilities, charges of allocated corporate expenses and payments by JP Development on behalf of the Dropdown Assets. Such amounts have been treated as deemed contributions from or deemed distributions to JP Development for the three months ended March 31, 2014. The total net effect of the deemed contributions is reflected as contribution from the predecessor in the statements of cash flows as a financing activity. The net balances due to us from the Dropdown Assets were settled in cash based on the outstanding balances at the effective date of the Common Control Acquisition.

The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for fair presentation of the financial position and results of operations for such interim periods in accordance with GAAP. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated interim financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2015.

2. Summary of Significant Accounting Policies

Principles of Consolidation.  Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying unaudited condensed consolidated financial statements.

Reclassification.  Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

The fair value of our derivatives (see Note 7) was estimated using industry standard valuation models using market-based observable inputs, including commodity pricing and interest rate curves (Level 2). We do not have any other assets or liabilities measured at fair value on a recurring basis.

Our other financial instruments consist primarily of cash and cash equivalents and long-term debt. The fair value of long-term debt approximates the carrying value as the underlying instruments are at rates similar to current rates offered to us for debt with the same remaining maturities.

Restricted Cash.  Restricted cash consists of cash balances that are restricted as to withdrawal or usage and include cash to secure crude oil production taxes payable to the applicable taxing authorities.

Accounts Receivable.  Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on specific identification and expectation of collecting considering historical collection results. Account balances considered to be uncollectible are recorded to the allowance for doubtful accounts and charged to bad debt expense, which is included in general and administrative expenses in the condensed consolidated statements of operations. The allowance for doubtful accounts was $1,499,000 and $1,134,000 as of March 31, 2015 and December 31, 2014, respectively.

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

Crude Oil Pipelines and Storage.  The crude oil pipelines and storage segment mainly generates revenues through crude oil sales and pipeline transportation and storage fees. Crude oil sales revenues are generated through outright purchase and sale contracts as well as crude oil pipeline transportation arrangements. Revenues for crude oil pipeline transportation services are recognized upon delivery of the product, and when payment has either been received or collection is reasonably assured. Our crude oil pipeline transportation arrangements are structured such that we purchase crude oil from a producer or supplier at a designated receipt point at an index price less a transportation fee, and sell at a designated delivery point, thereby locking in an amount that is, in effect, economically equivalent to a transportation fee. Any transportation costs we incur are included in the price of the product sold to customers, and are included within crude oil sales revenues and costs of sales, excluding depreciation and amortization. For our crude oil pipeline transportation arrangements, we enter into purchase and sale contracts with the same counterparty or different counterparties. In each case, we assess the indicators associated with agent and principal considerations for the arrangement to determine whether revenue should be recorded on a gross basis versus net basis. For the three months ended March 31, 2014, we reclassified $2,150,000 from gathering, transportation and storage fees to crude oil sales to conform to the current year presentation.

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

NGLs Distribution and Sales.  Revenues from the NGL distribution and sales segment are mainly generated from NGL and refined product sales, sales of the related parts and equipment and through gathering and transportation fees.

Comprehensive Income.  For the three months ended March 31, 2015 and 2014, comprehensive income (loss) was equal to net income (loss).

Recent Accounting Pronouncements.  In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. ASU 2015-06 provides guidance on calculating and reporting historical earnings per unit under the two-class method following dropdown transactions between entities under common control.  Under ASU 2015-06, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner.  Additionally, the previously reported earnings per unit of the limited partners for periods before the date of the dropdown transaction would not change as a result of the dropdown transaction.  ASU 2015-06 is effective for interim and annual periods beginning after December 15, 2015, and should be applied retrospectively for all financial statements presented.  Early adoption of this ASU is permitted.  We plan to early adopt ASU 2015-06 in the second quarter of 2015 and do not expect the adoption to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost. ASU 2015-03 changes the requirements for presenting debt issuance costs and requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-03 involves presentation and disclosure and therefore is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides amended guidance on the consolidation evaluation for reporting entities that are required to evaluate whether they should consolidate certain legal entities, including limited partnerships. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on our financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 provides explicit guidance on accounting for share-based payments requiring a specific performance target to be achieved in order for employees to become eligible to vest in the awards when that performance target may be achieved after the requisite service period for the award. The ASU requires that such performance targets be treated as a performance condition, and should not be reflected in the estimate of the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable the performance target will be achieved. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our consolidated financial statements.

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

3. Discontinued Operations

On June 30, 2014, we entered into and simultaneously closed an asset purchase agreement pursuant to which we sold all of our trucking and related assets and activities in North Dakota, Montana and Wyoming (the “Bakken Business”) for a purchase price of $9,100,000.

The results of operations for the Bakken Business are presented as discontinued operations for all periods in the condensed consolidated statements of operations. Prior to the classification as discontinued operations, we reported the Bakken Business in our crude oil supply and logistics segment. The following table summarizes selected financial information related to the Bakken Business’s operations for the three months ended March 31, 2014.

Three months ended March 31, 2014
(in thousands)
Revenues from discontinued operations	$4,033
Net loss of discontinued operations	(405)

4. Net Income per Unit

Net income per unit applicable to limited partner common units and to limited partner subordinated units is computed by dividing the respective limited partners’ interest in net income for the period subsequent to the IPO by the weighted-average number of common units and subordinated units outstanding for the period. Income per limited partner unit is calculated in accordance with the two-class method for determining income per unit for master limited partnerships (“MLPs”) when incentive distribution rights (“IDRs”) and other participating securities are present. The two-class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed as cash, and allocated by applying the provisions of the partnership agreement, and requires a separate calculation for each quarter and year-to-date period. Under the two-class method, any excess of distributions declared over net income is allocated to the partners based on their respective sharing of income specified in the partnership agreement. Diluted net income per unit includes the effects of potentially dilutive units on our common units, consisting of unvested phantom units. Basic and diluted net income per unit applicable to limited partners holding subordinated units are the same because there are no potentially dilutive subordinated units outstanding.

The table below shows the weighted average common units outstanding used to compute net income per common unit for the three months ended March 31, 2015.

Three months ended March 31, 2015
Weighted average limited partner common units—basic	18,206,669
Dilutive effect of unvested phantom units	17,667
Weighted average limited partner common units—diluted	18,224,336

On April 28, 2015, the Board of Directors of our general partner declared a cash distribution for the first quarter of 2015 of $0.325 per common unit and subordinated unit. The distribution will be paid on May 14, 2015 to unitholders of record as of May 7, 2015.

	Three months ended March 31, 2015
	Common Units	Subordinated Units	Total
	(in thousands except for unit and per unit data)
Net income attributable to the limited partners:
Distribution declared	$5,922	$5,896	$11,818
Distributions in excess of net income	(5,580)	(5,573)	(11,153)
Net income attributable to the limited partners	$342	$323	$665

Weighted average units outstanding:
Basic	18,206,669	18,185,621	36,392,290
Diluted	18,224,336	18,185,621	36,409,957
Net income per unit:
Basic	$0.02	$0.02	$0.02
Diluted	$0.02	$0.02	$0.02

5. Inventory

Inventory consists of the following as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(in thousands)
Crude oil	$25,877	$15,311
NGLs	3,032	3,342
Diesel	239	266
Materials, supplies and equipment	1,790	1,907
Total inventory	$30,938	$20,826

6. Long-Term Debt

Long-term debt consists of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(in thousands)
Bank of America revolving loan	$110,000	$83,000
HBH note payable	1,149	1,277
Noncompete notes payable	232	231
Total long-term debt	$111,381	$84,508
Less: Current maturities	(386)	(383)
Total long-term debt, net of current maturities	$110,995	$84,125

Bank of America Credit Agreement.   We have a $275,000,000 revolving loan with Bank of America, N.A. (the “BOA Credit Agreement”) that matures on February 12, 2019. As of March 31, 2015, the unused balance of the BOA Credit Agreement was $148,385,000. Issued and outstanding letters of credit, which reduced available borrowings under the BOA Credit Agreement, totaled $16,615,000 at March 31, 2015. The BOA Credit Agreement contains various restrictive covenants and compliance requirements. We were in compliance with all covenants as of March 31, 2015.

7. Derivative Instruments

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

Commodity Price Risk. Our normal business activities expose us to risks associated with changes in the market price of crude oil and propane, among other commodities. Management believes it is prudent to limit our exposure to these risks, which include our (i) propane purchases, (ii) pre-existing or anticipated physical crude oil sales and (iii) certain crude oil held in inventory. To meet this objective, we use a combination of fixed price swap and forward contracts. Our forward contracts that qualify for the Normal Purchase Normal Sale (“NPNS”) exception under GAAP are recognized when the underlying physical transaction is delivered. While these contracts are considered derivative financial instruments under ASC 815, they are not recorded at fair value, but on an accrual basis of accounting. If it is determined that a transaction designated as NPNS no longer meets the scope exception, the fair value of the related contract is recorded on the balance sheet and immediately recognized through earnings. The following table summarizes the net notional volume buy/(sell) of our outstanding commodity-related derivatives, excluding those derivatives that qualified for the NPNS exception as of March 31, 2015 and December 31, 2014, none of which were designated as hedges for accounting purposes.

	March 31, 2015		December 31, 2014
	Notional Volume	Maturity	Notional Volume	Maturity

Fixed Price Swaps:
Propane (Gallons)	23,798,979	Apr 2015 - Apr 2017	27,958,302	Jan 2015 - Dec 2016
Crude Oil (Barrels)	(230,000)	May 2015 - Nov 2015	—	—
Fixed Price Forward Contracts:
Crude Oil (Barrels)	(325,000)	Sept 2015 - Jul 2016	—	—

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our revolving credit facilities. Management believes it is prudent to limit the variability of a portion of our interest payments. To meet this objective, we entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of our debt with a variable-rate component. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped. As of March 31, 2015 and December 31, 2014, our outstanding interest rate swap contracts contained a notional amount of $75,000,000, with maturity dates ranging from July 2015 through September 2015.

Credit Risk. By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, we are exposed to counterparty credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we do not possess credit risk. We minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. We have entered into master netting agreements, including Master International Swap Dealers Association (“ISDA”) Agreements, which allow for netting of contract receivables and payables in the event of default by either party.

Fair Value of Derivative Instruments. We measure derivative instruments at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, commodity prices, interest rates and yield curves observable at commonly quoted intervals. None of our derivative contracts are designated as hedging instruments. The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 on a gross basis without regard to same-counterparty netting.

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
		(in thousands)

Commodity contracts (swaps)	Prepaid expenses and other current assets	$130	$—	$—	$—
Commodity contracts (swaps)	Accrued liabilities	—	—	(6,437)	(8,941)
Commodity contracts (swaps)	Other long-term liabilities	—	—	(2,542)	(3,251)
Commodity contracts (forwards)	Prepaid expenses and other current assets	1,249	—	—	—
Commodity contracts (forwards)	Other long-term liabilities	—	—	(630)	—

Interest Rate Swap Contracts	Accrued Liabilities	—	—	(113)	(158)

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset in the condensed consolidated balance sheet as of March 31, 2015 that are subject to enforceable master netting arrangements.

	As of March 31, 2015
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented in the Balance Sheet	Financial Collateral	Net Amount
	(in thousands)
Derivative Assets:
Derivative contracts - current	$1,379	$(130)	$1,249	$—	$1,249
Derivative Liabilities:
Derivative contracts - current	$6,550	$(130)	$6,420	$—	$6,420
Derivative contracts - noncurrent	3,172	—	3,172	—	3,172

As of December 31, 2014, the fair value of our recognized current and non-current derivative assets and liabilities presented on a gross basis equaled the presentation on a net basis.

The following table summarizes the amounts recognized with respect to our derivative instruments within the condensed consolidated statements of operations. None of our derivatives are designated as hedges for accounting purposes.

	Location of Gain(Loss) Recognized in Income on Derivatives	Amount of Gain(Loss) Recognized in Income on Derivatives
		Three months ended
		March 31, 2015	March 31, 2014
		(in thousands)
Commodity derivatives (forwards)	Crude oil sales	$619	$—
Commodity derivatives (swaps)	Cost of sales	152	135
Interest rate swaps	Interest expense	(22)	(137)

In the condensed consolidated statements of cash flows, the effects of settlements of derivative instruments are classified as operating activities, consistent with the related transactions.

8. Partners’ Capital and Distributions

Distributions. Our Amended Partnership Agreement requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, subject to certain terms and conditions. The following tables shows the distributions declared by us subsequent to December 31, 2014:

Quarter Ended	Record Date	Payment Date	Cash Distributions (per unit)
December 31, 2014	February 6, 2015	February 13, 2015	$0.3038	(1)
March 31, 2015	May 7, 2015	May 14, 2015	$0.3250

(1)                                 Represents a prorated amount of our minimum quarterly distribution of $0.325 per common unit, based on the number of days between the closing of the IPO on October 7, 2014 to December 31, 2014.

9. Commitments and Contingencies

Legal Matters. We are involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on our condensed consolidated financial position, results of operations, or liquidity.

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

Failure to comply with such environmental laws and regulations can result in the assessment of substantial administrative, civil and criminal penalties, the imposition of remedial liabilities and even the issuance of injunctions restricting or prohibiting the Partnerships activities. We have established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

We account for environmental contingencies in accordance with Accounting Standards Codifications (“ASC”) Topic 410 related to accounting for contingencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed.

Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. At March 31, 2015 and December 31, 2014, we had no material environmental matters.

10. Reportable Segments

Our operations are located in the United States and are organized into four reportable segments: crude oil pipelines and storage; crude oil supply and logistics; refined products terminals and storage; and NGL distribution and sales.

Crude oil pipelines and storage.  The crude oil pipelines and storage segment consists of a crude oil pipeline operation and a crude oil storage facility. The crude oil pipeline operates in the Permian Basin consisting of approximately 96 miles of high-pressure steel pipeline with throughput capacity of approximately 130,000 barrels per day and a related system of truck terminals, LACT bay facilities, crude oil receipt points and crude oil storage facilities with an aggregate of 110,000 barrels of storage capacity. We also own a crude oil storage facility that has an aggregate storage capacity of approximately 3,000,000 barrels in Cushing, Oklahoma.

Crude oil supply and logistics.  The crude oil supply and logistics segment consists of crude oil supply activities and a fleet of crude oil gathering and transportation trucks. We conduct crude oil supply activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. We own a fleet of crude oil gathering and transportation trucks operating in and around high-growth drilling areas such as the Mid-Continent, the Eagle Ford shale and the Permian Basin. We also lease crude oil storage tanks in Cushing, Oklahoma with a shell capacity of approximately 700,000 barrels pursuant to a long-term lease with a third party.

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

NGL distribution and sales.  The NGL distribution and sales segment consists of three businesses: (i) portable cylinder tank exchange, (ii) NGL sales through our retail, commercial and wholesale distribution business and (iii) NGL gathering and transportation business. Currently, the cylinder exchange network covers 48 states through a network of over 21,100 locations, which includes grocery chains, pharmacies, convenience stores and hardware stores. Additionally, in seven states in the southwest region of the United States, we sell NGLs to retailers, wholesalers, industrial end-users and commercial and residential customers. We also own a fleet of NGL gathering and transportation operations trucks operating in the Eagle Ford shale and the Permian Basin.

Corporate and other. Corporate and other includes general partnership expenses associated with managing all of our reportable segments.

We account for intersegment revenues as if the revenues were to third parties.

Our chief operating decision maker evaluates the segments’ operating performance based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus (minus) interest expense (income), income tax expense (benefit), depreciation and amortization expense, asset impairments, (gains) losses on asset sales, certain non-cash charges such as non-cash equity compensation, non-cash vacation expense, non-cash (gains) losses on commodity derivative contracts (total (gain) loss on commodity derivatives less net cash flow associated with commodity derivatives settled during the period), and selected (gains) charges and transaction costs that are unusual or non-recurring.

The following tables reflect certain financial data for each reportable segment for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
	(in thousands)
External Revenues:
Crude oil pipelines and storage	$7,348	$15,619
Crude oil supply and logistics	229,571	332,531
Refined products terminals and storage	5,508	8,989
NGLs distribution and sales	56,240	61,528
Amounts not included in segment Adjusted EBITDA	619	—
Total revenues	$299,286	$418,667

Intersegment Revenues:
Crude oil pipelines and storage	$576	$—
Crude oil supply and logistics	1,792	8,740
Refined products terminals and storage	—	—
NGLs distribution and sales	73	—
Intersegment eliminations	(2,441)	(8,740)
Total intersegment revenues	$—	$—

Cost of Sales, excluding depreciation and amortization:
Crude oil pipelines and storage	$1,257	$9,523
Crude oil supply and logistics	226,371	338,201
Refined products terminals and storage	1,876	3,127
NGLs distribution and sales	27,954	40,085
Intersegment eliminations	(2,441)	(8,740)
Amounts not included in segment Adjusted EBITDA	(127)	693
Total cost of sales, excluding depreciation and amortization	$254,890	$382,889

Operating Expenses:
Crude oil pipelines and storage	$999	$998
Crude oil supply and logistics	2,009	1,487
Refined products terminals and storage	608	663
NGLs distribution and sales	12,786	12,803
Amounts not included in segment Adjusted EBITDA	209	202
Total operating expenses	$16,611	$16,153

Adjusted EBITDA:
Crude oil pipelines and storage	$5,476	$4,968
Crude oil supply and logistics	1,982	695
Refined products terminals and storage	2,822	4,853
NGLs distribution and sales	12,098	5,252
Total adjusted EBITDA from reportable segments	$22,378	$15,768

A reconciliation of total Adjusted EBITDA from reportable segments to net income (loss) from continuing operations is included in the table below.

	Three months ended March 31,
	2015	2014
	(in thousands)
Total adjusted EBITDA from reportable segments	$22,378	$15,768
Other expenses not allocated to reportable segments	(7,189)	(7,349)
Depreciation and amortization	(11,339)	(10,094)
Interest expense	(1,173)	(3,259)
Loss on extinguishment of debt	—	(1,634)
Income tax (expense) benefit	(22)	57
Loss on disposal of assets, net	(130)	(356)
Unit-based compensation	(431)	(282)
Total gain on commodity derivatives	771	135
Net cash payments (receipts) for commodity derivatives settled during the period	3,192	(633)
Non-cash inventory costing adjustment	(2,915)	—
Transaction costs and other	(2,477)	(536)
Net income (loss) from continuing operations	$665	$(8,183)

Total assets for our reportable segments as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Crude oil pipelines and storage	$321,184	$323,100
Crude oil supply and logistics	159,927	165,288
Refined products terminals and storage	131,107	131,923
NGLs distribution and sales	174,512	170,904
Corporate and other	22,224	21,958
Total assets	$808,954	$813,173

11. Related Party Transactions

We perform certain management services for JP Development. We receive a monthly fee of $50,000 for these services which reduced the general and administrative expenses on the condensed consolidated statements of operations by $150,000 for each of the three month periods ended March 31, 2015 and 2014.

JP Development has a pipeline transportation business that provides crude oil pipeline transportation services to our crude oil supply and logistics segment. As a result of utilizing JP Development’s pipeline transportation services, we incurred pipeline tariff fees of $1,640,000 and $2,905,000 for the three months ended March 31, 2015 and 2014, respectively, which are included in costs of sales on the condensed consolidated statements of operations. As of March 31, 2015 and December 31, 2014, we had a net receivable from JP Development of $7,968,000 primarily as the result of the prepayments made in 2014 for the crude oil pipeline transportation services to be provided by JP Development. We expect these amounts to be recovered during 2015.

On November 5, 2013, we issued a $1,000,000 promissory note to JP Development for working capital requirements. The note was to mature on November 5, 2016 and bore interest at 4.75%. The interest rate was subject to an adjustment each quarter equal to the weighted average rate of JP Development’s outstanding indebtedness during the most recently ended fiscal quarter. Accrued interest on the note was payable quarterly in arrears. On March 20, 2014, we repaid this promissory note in full.

As a result of the acquisition of the North Little Rock, Arkansas refined product terminal (“ATT”) in November 2012, TAC owns common and subordinated units in us. In addition, Mr. Greg Arnold, President and CEO of TAC, is also one of our directors and owns a 5% equity interest in our general partner. Our refined products terminals and storage segment sold refined products to TAC during 2014. Our revenue from TAC was $6,381,000 for the three months ended March 31, 2014.

Our NGL distribution and sales segment also purchases refined products from TAC. We paid $226,000 and $495,000 for refined product purchases from TAC during the three months ended March 31, 2015 and 2014, respectively, which are included in cost of sales on the condensed consolidated statements of operations.

We entered into transactions with CAMS Bluewire, an entity in which ArcLight holds a non-controlling interest. CAMS Bluewire provides IT support for us. We paid $109,000 and $128,000 for the three months ended March 31, 2015 and 2014, respectively, for IT support and consulting services, and for the purchases of IT equipment which are included in operating expense, general and administrative and property, plant and equipment, net, on the condensed consolidated statements of operations and the condensed consolidated balance sheets. There were no amounts due to CAMS Bluewire as of March 31, 2015. The total amount due to CAMS Bluewire as of December 31, 2014 was $32,000.

During the third quarter of 2014, we began performing certain management services for Republic Midstream, LLC (“Republic”), an entity owned by ArcLight. We charge a monthly fee of approximately $59,000 for these services. The monthly fee reduced the general and administrative expenses on the condensed consolidated statements of operations by $178,000 for the three months ended March 31, 2015. As of March 31, 2015 and December 31, 2014, we had a receivable balance due from Republic of $475,000 and $297,000, respectively, which is included in receivables from related parties on the condensed consolidated balance sheets.

In the first quarter of 2015, certain executive bonuses related to the year ended December 31, 2014 were paid on our behalf by ArcLight. Total amounts paid on our behalf were $1,350,000 and were treated as deemed contributions from ArcLight for the three months ended March 31, 2015.

We do not have any employees. The employees supporting our operations are employees of our general partner, and as such, we reimburse our general partner for payroll and other payroll-related expenses we incur. There were no amounts due to our general partner as of March 31, 2015. As of December 31, 2014, we had a receivable balance due from our general partner of $2,205,000 as a result of the timing of payroll funding. Amounts from our general partner are included in receivables from related parties on the condensed consolidated balance sheets.

Our NGL distribution and sales segment enters into transactions with Enogex Holdings, an entity partially owned by ArcLight. Enogex Holdings is a provider of rack sales, propane and trucks. For the three months ended March 31, 2015, we paid $56,000 for propane purchases from Enogex Holdings, which is included in cost of sales on the condensed consolidated statements of operations. There were no amounts paid to Enogex Holdings during the three months ended March 31, 2014. As of March 31, 2015 and December 31, 2014, there were no amounts due to Enogex Holdings.

12.  Subsequent Events

Long-Term Incentive Plan and 2015 Phantom Units.  Our general partner adopted the 2014 Long-Term Incentive Plan (“LTIP”) in October 2014 for officers, directors and employees of our general partner or its affiliates, and any consultants, affiliates of our general partner or other individuals who perform services for us. The LTIP contemplates the issuance or delivery of up to 3,642,700 common units to satisfy awards thereunder.

On April 1, 2015, in connection with the LTIP, we granted 444,378 phantom units to certain employees (including officers) of our general partner. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the LTIP administrator, cash equal to the fair market value of a common unit. Of the total phantom units, 320,178 phantom units will vest over a three year period while the remaining 124,200 phantom units will cliff vest after three years. Total unrecognized compensation related to these phantom units is $4,139,000, which is expected to be recognized on a straight-line basis over the vesting period. All phantom units issued under the LTIP include distribution equivalent rights, which are rights to receive cash distributions per phantom unit in an amount equal to and at the same time as the cash distributions made on a common unit during the period the phantom unit is outstanding.

Acquisition of Southern Propane, Inc.  On April 13, 2015, we entered into an agreement to acquire substantially all of the assets of Southern Propane Inc., a Houston-based industrial and commercial propane distribution and logistics company, for approximately $14,900,000, subject to customary purchase price adjustments. The acquisition closed on May 8, 2015 and was funded through the use of borrowings from our revolving credit facility and the issuance of approximately 267,000 of our common units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited historical condensed consolidated financial statements and notes in “Item 1. Financial Statements” contained herein and our audited historical consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012 included in our Annual Report on Form 10-K, as filed with the SEC on March 11, 2015 (our “2014 Form 10-K”). Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below as a result of various risk factors, including those that may not be in the control of management. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in our 2014 Form 10-K. See also “Forward-Looking Statements.”

General

We are a growth-oriented limited partnership formed in May 2010 by members of management and further capitalized by ArcLight to own, operate, develop and acquire a diversified portfolio of midstream energy assets. Our operations currently consist of four business segments: (i) crude oil pipelines and storage, (ii) crude oil supply and logistics, (iii) refined products terminals and storage and (iv) NGL distribution and sales. Together our businesses provide midstream infrastructure solutions for the growing supply of crude oil, refined products and NGLs in the United States. Since our formation, our primary business strategy has been to focus on:

•                                          owning, operating and developing midstream assets serving two of the most prolific shale plays in the United States, as well as serving key crude oil, refined product and NGL distribution hubs;

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

Recent Developments

Expansions of Silver Dollar Pipeline System

In February 2015, we signed a 10-year fee-based gathering agreement with Discovery Natural Resources LLC (“Discovery”) to construct and operate an extension of our Silver Dollar Pipeline crude oil gathering system into the core of the Midland Basin. The agreement with Discovery is supported by a dedication of approximately 53,000 acres in Reagan, Glasscock, Sterling and Irion Counties. In addition to pipeline gathering, we also provide crude oil trucking, marketing and related services for Discovery. The gathering system extension will consist of approximately 55 miles of pipeline, extending from southern Reagan County north into Glasscock County across the Midland Basin. The project is expected to be completed in the second half of 2015.

In February 2015, we also commissioned a new 70,000 barrel crude oil storage tank which increased our total crude oil storage capacity on the Silver Dollar Pipeline to 110,000 barrels.

In April 2015, we announced that we have executed an interconnection agreement with an affiliate of Magellan Midstream Partners, L.P. (“Magellan”) to connect our Silver Dollar Pipeline System to Magellan’s Longhorn pipeline at the Barnhart Terminal in Crockett County, Texas. The interconnection provides producers with a third takeaway option from the Silver Dollar Pipeline System and direct access from the core of the Midland Basin to Houston end markets. The connection is expected to be in service by the third quarter of 2015.

Acquisition of Southern Propane, Inc.

In April 2015, we signed a definitive agreement to acquire substantially all of the assets of Southern Propane, Inc., a Houston-based industrial and commercial propane distribution and logistics company, for approximately $14.9 million, subject to customary purchase price adjustments. The acquisition closed on May 8, 2015 and was funded through the use of borrowings from our revolving credit facility and the issuance of approximately 267,000 of our common units.

How We Evaluate Our Operations

Our management uses a variety of financial and operational metrics to analyze our performance. We view these metrics as important factors in evaluating our profitability and review these measurements for consistency and trend analysis. These metrics include volumes, revenues, cost of sales, excluding depreciation and amortization, operating expenses, Adjusted EBITDA and adjusted gross margin.

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

Cost of sales, excluding depreciation and amortization.  Our management attempts to minimize cost of sales, excluding depreciation and amortization, in order to enhance the profitability of our operations. Cost of sales, excluding depreciation and amortization, includes the costs to purchase the product and any costs incurred to transport the product to the point of sale and to store the product until it is sold. We seek to minimize cost of sales, excluding depreciation and amortization, by attempting to acquire the products that we use in each of our segments at times and at prices that we believe are most optimal based on our knowledge of the industry and the regions in which we operate.

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

Set forth below are reconciliations of Adjusted EBITDA and adjusted gross margin to their most directly comparable financial measures calculated in accordance with GAAP.

	Three months ended March 31,
	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA to net income (loss)
Net income (loss)	$665	$(8,588)
Depreciation and amortization	11,339	10,094
Interest expense	1,173	3,259
Loss on extinguishment of debt	—	1,634
Income tax expense (benefit)	22	(57)
Loss on disposal of assets, net	130	356
Unit-based compensation	431	282
Total gain on commodity derivatives	(771)	(135)
Net cash receipts (payments) for commodity derivatives settled during the period	(3,192)	633
Non-cash inventory costing adjustment	2,915	—
Transaction costs and other	2,477	536
Discontinued operations (1)	—	484
Adjusted EBITDA	$15,189	$8,498

(1)                                 In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

	Three months ended March 31,
	2015	2014
	(in thousands)
Reconciliation of adjusted gross margin to operating income (loss)
Adjusted gross margin
Crude oil pipelines and storage	$6,667	$6,096
Crude oil supply and logistics	4,992	3,070
Refined products terminals and storage	3,632	5,862
NGL distribution and sales	28,358	21,443
Total Adjusted gross margin	43,649	36,471

Operating expenses	(16,611)	(16,153)
General and administrative	(14,475)	(12,633)
Depreciation and amortization	(11,339)	(10,094)
Loss on disposal of assets, net	(130)	(356)
Total gain from commodity derivative contracts	771	135
Net cash (receipts) payments for commodity derivatives settled during the period	3,192	(633)
Non-cash inventory costing adjustment	(2,915)	—
Other	(301)	(195)
Operating income (loss)	$1,841	$(3,458)

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands).

	Three months ended March 31,
	2015	2014
	(in thousands)
Total revenues	$299,286	$418,667

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	254,890	382,889
Operating expense	16,611	16,153
General and administrative	14,475	12,633
Depreciation and amortization	11,339	10,094
Loss on disposal of assets, net	130	356
OPERATING INCOME (LOSS)	1,841	(3,458)

OTHER INCOME (EXPENSE)
Interest expense	(1,173)	(3,259)
Loss on extinguishment of debt	—	(1,634)
Other income, net	19	111

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	687	(8,240)

Income tax (expense) benefit	(22)	57
INCOME (LOSS) FROM CONTINUING OPERATIONS	665	(8,183)

DISCONTINUED OPERATIONS (1)
Net loss from discontinued operations	—	(405)

NET INCOME (LOSS)	$665	$(8,588)

(1)                                 In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Consolidated Results

	Three months ended March 31,
	2015	2014	Change
	(in thousands)
Segment Adjusted EBITDA
Crude oil pipelines and storage (1)	$5,476	$4,968	$508
Crude oil supply and logistics (1)	1,982	695	1,287
Refined products terminaling and storage (1)	2,822	4,853	(2,031)
NGL distribution and sales (1)	12,098	5,252	6,846
Discontinued operations (2)	—	79	(79)
Corporate and other	(7,189)	(7,349)	160
Total Adjusted EBITDA	15,189	8,498	6,691
Depreciation and amortization	(11,339)	(10,094)	(1,245)
Interest expense	(1,173)	(3,259)	2,086
Loss on extinguishment of debt	—	(1,634)	1,634
Income tax (expense) benefit	(22)	57	(79)
Loss on disposal of assets, net	(130)	(356)	226
Unit-based compensation	(431)	(282)	(149)
Total gain on commodity derivatives	771	135	636
Net cash (receipts) payments for commodity derivatives settled during the period	3,192	(633)	3,825
Non-cash inventory costing adjustment	(2,915)	—	(2,915)
Transaction costs and other	(2,477)	(536)	(1,941)
Discontinued operations (2)	—	(484)	484
Net income (loss)	$665	$(8,588)	$9,253

(1)                                 See further analysis of Adjusted EBITDA of each reportable segment below.

(2)                                 In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2015 increased to $11.3 million from $10.1 million for the three months ended March 31, 2014. The increase was primarily due to the expansions of our Silver Dollar Pipeline System in the fourth quarter of 2014. Our property, plant and equipment base increased from $237.2 million as of March 31, 2014 to $272.6 million as of March 31, 2015.

Interest expense. Interest expense for the three months ended March 31, 2015 decreased to $1.2 million from $3.3 million for the three months ended March 31, 2014. The decrease was primarily due to the significant repayment of our revolving credit facility, utilizing a portion of the proceeds from our initial public offering completed on October 7, 2014. Our average borrowing decreased from $210.0 million for the three months ended March 31, 2014 to $101.4 million for the three months ended March 31, 2015.

Loss on extinguishment of debt. Loss on extinguishment of debt of $1.6 million for the three months ended March 31, 2014 relates to the write off of deferred financing costs associated with the termination of our previous revolving credit facility.

Total gain on commodity derivatives and net cash (receipts) payments for commodity derivatives settled during the period. The sum of the total gain on commodity derivatives and net cash (receipts) payments for commodity derivatives settled during the period represents the total non-cash gain (loss) on commodity derivatives that was recognized in our statements of operations but excluded from our Adjusted EBITDA calculation. Total non-cash gain on commodity derivatives was $4.0 million for the three months ended March 31, 2015 compared to a loss of $0.5 million for the three months ended March 31, 2014. The change is due to the more favorable position of our crude oil and propane hedges during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Non-cash inventory costing adjustment. We use the first-in, first-out (“FIFO”) method to calculate the cost of our crude oil inventory.  During the first quarter of 2015, we entered into several fixed price forward sale contracts that will be executed during the third and fourth quarters of this year.  We will physically hold the crude oil inventory associated with these forward sales contracts until the time of the sale.  The non-cash inventory costing adjustment reflects the difference between the actual purchase price for this crude oil inventory and the cost calculated under the FIFO method.  As a result, we have excluded the $2.9 million non-cash inventory costing adjustment in calculating Adjusted EBITDA, which will result in realization of the actual cost of this inventory in the same period when the inventory is physically sold.

Transaction costs and other. Transaction costs and other non-cash items increased for the three months ended March 31, 2015 to $2.5 million from $0.5 million for the three months ended March 31, 2014 primarily due to $1.0 million of expenses related to changes in our management structure and personnel in the three months ended March 31, 2015 and an increase in transaction costs of $0.7 million.

Segment Operating Results

Crude Oil Pipelines and Storage

	Three months ended March 31,
	2015	2014	Change
	(in thousands, unless otherwise noted)
Volumes:
Crude oil pipeline throughput (Bbl/d) (1)	28,329	18,129	10,200

Revenues:
Crude oil sales	$3,934	$11,677	$(7,743)
Gathering, transportation and storage fees	3,397	3,600	(203)
Other revenues	593	342	251
Total Revenues (2)	7,924	15,619	(7,695)

Cost of sales, excluding depreciation and amortization (3) (4)	(1,257)	(9,523)	8,266
Adjusted gross margin	6,667	6,096	571

Operating Expenses (4)	(999)	(998)	(1)
General and Administrative	(192)	(130)	(62)
Segment Adjusted EBITDA	$5,476	$4,968	$508

(1)                                 Represents the average daily throughput volume in our crude oil pipelines operations. The volumes in our crude oil storage operations have no effect on operations as we receive a set fee per month that does not fluctuate with the volume of crude oil stored.

(2)                                 Includes intersegment revenues of $0.6 million for the three months ended March 31, 2015. The intersegment revenues were eliminated upon consolidation.

(3)                                 Includes intersegment cost of sales, excluding depreciation and amortization, of $0.6 million and $8.7 million for the three months ended March 31, 2015 and 2014, respectively. The intersegment cost of sales, excluding depreciation and amortization were eliminated upon consolidation.

(4)                                 Certain non-cash or non-recurring expenses have been excluded from cost of sales, excluding depreciation and amortization and operating expenses for the purpose of calculating adjusted gross margin and segment Adjusted EBITDA. For a reconciliation of adjusted gross margin and Adjusted EBITDA to the most directly comparable financial measure calculated in accordance with GAAP, see the reconciliation of adjusted gross margin and Adjusted EBITDA.

Volumes. Crude oil pipeline throughput volumes increased to 28,329 barrels per day for the three months ended March 31, 2015 from 18,129 barrels per day for the three months ended March 31, 2014. The increase was due to the expansions of the Silver Dollar Pipeline System in the fourth quarter of 2014.

Adjusted gross margin.    Adjusted gross margin increased to $6.7 million for the three months ended March 31, 2015 from $6.1 million for the three months ended March 31, 2014. The increase was primarily due to the increase in crude oil throughput volume ($1.2 million), as explained above, offset by a decrease in the average crude oil sales margin ($0.4 million) and a decrease in storage fees ($0.2 million). The decrease in the average crude oil sales margin is primarily due to shorter hauls on non-anchor trucked barrels. The decrease in storage fees is due to a service outage that occurred to make repairs to a portion of our storage tanks in January 2015.

Crude Oil Supply and Logistics

	Three months ended March 31,
	2015	2014	Change
	(in thousands, unless otherwise noted)
Volumes:
Crude oil sales (Bbls/d) (1)	73,779	43,356	30,423

Revenues:
Crude oil sales (2) (4)	$229,674	$338,068	$(108,394)
Gathering, transportation and storage fees	1,646	$3,173	(1,527)
Other revenues	43	30	13
Total Revenues	231,363	341,271	(109,908)

Cost of sales, excluding depreciation and amortization (3) (4)	(226,371)	(338,201)	111,830
Adjusted gross margin	4,992	3,070	1,922

Operating expenses (4)	(2,009)	(1,487)	(522)
General and administrative (4)	(1,002)	(899)	(103)
Other income (expenses), net	1	11	(10)
Segment Adjusted EBITDA	$1,982	$695	$1,287

(1)                                 Represents the average daily sales volume in our crude oil supply and logistics operations.

(2)                                 Includes intersegment revenues of $1.8 million and $8.7 million for the three months ended March 31, 2015 and 2014, respectively. The intersegment revenues were eliminated upon consolidation.

(3)                                 Includes intersegment cost of sales, excluding depreciation and amortization, of $0.5 million for the three months ended March 31, 2015. The intersegment cost of sales, excluding depreciation and amortization, were eliminated upon consolidation.

(4)                                 Certain non-cash or non-recurring items have been excluded from crude oil sales, cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating adjusted gross margin and segment Adjusted EBITDA. For a reconciliation of adjusted gross margin and Adjusted EBITDA to the most directly comparable financial measure calculated in accordance with GAAP, see the reconciliation of adjusted gross margin and Adjusted EBITDA.

Volumes. Crude oil sales volumes increased to 73,779 barrels per day for the three months ended March 31, 2015 from 43,356 barrels per day for the three months ended March 31, 2014. The increase was primarily due to the growth of our market share in the Permian Basin related to the expansions of the Silver Dollar Pipeline System in the fourth quarter of 2014.

Adjusted gross margin. Adjusted gross margin increased to $5.0 million for the three months ended March 31, 2015 from $3.1 million for the three months ended March 31, 2014 primarily due to the increase in sales volumes as explained above.

Operating expenses. Operating expenses increased to $2.0 million for the three months ended March 31, 2015 from $1.5 million for the three months ended March 31, 2014. The increase was primarily due to an increase in insurance premiums ($0.2 million) and an increase in lodging expense ($0.1 million) related to the temporary reassignment of certain crude oil supply and logistics employees to serve our growing market share in the Permian Basin.

Refined Products Terminals and Storage

	Three months ended March 31,
	2015	2014	Change
	(in thousands, unless otherwise noted)
Volumes:
Terminal and storage throughput (Bbl/d) (1)	63,787	61,619	2,168

Revenues:
Refined product sales	$2,244	$6,353	$(4,109)
Refined products terminals and storage fees	3,264	2,636	628
Total Revenues	5,508	8,989	(3,481)

Cost of sales, excluding depreciation and amortization (2)	(1,876)	(3,127)	1,251
Adjusted gross margin	3,632	5,862	(2,230)

Operating Expenses (2)	(608)	(663)	55
General and Administrative (2)	(204)	(349)	145
Other income (expenses), net	2	3	(1)
Segment Adjusted EBITDA	$2,822	$4,853	$(2,031)

(1)                                 Represents the average daily throughput volume in our refined products terminals and storage segment.

(2)                                 Certain non-cash or non-recurring expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating adjusted gross margin segment Adjusted EBITDA. For a reconciliation of adjusted gross margin and Adjusted EBITDA to the most directly comparable financial measure calculated in accordance with GAAP, see the reconciliation of adjusted gross margin and Adjusted EBITDA.

Revenues. Revenues decreased to $5.5 million for the three months ended March 31, 2015 from $9.0 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in refined product sales revenue ($4.1 million) due to the decrease in both the volume of refined products sold and refined product commodities prices in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was offset by an increase in terminal and storage throughput volumes ($0.6 million) related to increased throughput at our Caddo Mills terminal attributable to a decrease in competition due to a refinery turn-around in our area of operation.

Cost of sales, excluding depreciation and amortization. Cost of sales, excluding depreciation and amortization, decreased to $1.9 million for the three months ended March 31, 2015 from $3.1 million for the three months ended March 31, 2014. The decrease was primarily due to the decrease in refined product commodities prices in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

NGL Distribution and Sales

	Three months ended March 31,
	2015	2014	Change
	(in thousands, unless otherwise noted)
Volumes:
NGL and refined product sales (Mgal/d) (1)	274	236	38

Revenues:
Gathering, transportation and storage fees	$1,775	$1,323	$452
NGL and refined product sales	52,013	57,448	(5,435)
Other revenues	2,524	2,757	(233)
Total Revenues (2)	56,312	61,528	(5,216)

Cost of sales, excluding depreciation and amortization (3)	(27,954)	(40,085)	12,131
Adjusted gross margin	28,358	21,443	6,915

Operating Expenses (3)	(12,786)	(12,803)	17
General and administrative (3)	(3,516)	(3,486)	(30)
Other income (expenses), net	42	98	(56)
Segment Adjusted EBITDA	$12,098	$5,252	$6,846

(1)                                 Represents the average daily sales volume in our NGL distribution and sales segment.

(2)                                 Includes intersegment revenues of $0.1 million for the three months ended March 31, 2015. The intersegment revenues were eliminated upon consolidation.

(3)                                 Certain non-cash or non-recurring expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating adjusted gross margin segment Adjusted EBITDA. For a reconciliation of adjusted gross margin and Adjusted EBITDA to the most directly comparable financial measure calculated in accordance with GAAP, see the reconciliation of adjusted gross margin and Adjusted EBITDA.

Adjusted gross margin. Adjusted gross margin increased to $28.4 million for the three months ended March 31, 2015 from $21.4 million for the three months ended March 31, 2014. The increase was primarily due to an increase in NGL and refined product sales volumes ($4.5 million) combined with an increase in the average NGL and refined products sales margin ($2.4 million). Sales volumes increased as a result of organic growth in our customer base. The average sales margin of NGL and refined products increased due to more favorable market conditions in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

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

Distributions

We intend to pay a minimum quarterly distribution of $0.3250 per unit per quarter, which equates to approximately $12.0 million per quarter, or $48.0 million per year, calculated based on the number of common and subordinated units outstanding as of May 5, 2015 and estimated unvested phantom units under our long-term incentive plan. We do not have a legal obligation to pay this distribution, except as provided in our partnership agreement. We currently estimate that our distributable cash flow in certain quarters of 2015 will be less than our anticipated distributions to unitholders during those periods. This shortfall is expected to be temporary and will be funded with borrowings from our revolving credit facility. The amount of such borrowings is currently estimated to be in a range of $5.0 to $11.0 million. A distribution of $0.325 per common unit and subordinated unit for the three months ended March 31, 2015 was declared on April 28, 2015 and will be paid on May 14, 2015 to unitholders of record as of May 7, 2015.

Revolving Credit Facility

Our revolving credit facility has a maturity date of February 12, 2019 and consists of a $275.0 million revolving line of credit, which includes a sub-limit of up to $100.0 million for letters of credit, and contains an accordion feature that allows us to increase the borrowing capacity thereunder from $275.0 million to $425.0 million, subject to obtaining additional or increased lender commitments. Our revolving credit facility is available for, among other thing, refinancing and repayment of certain existing indebtedness, working capital, capital expenditures, permitted acquisitions and for general partnership purposes, including distributions, so long as the use is not in contravention of law or the loan documents. Substantially all of our assets, but excluding equity in and assets of unrestricted subsidiaries and other customary exclusions, are pledged as collateral under our revolving credit facility. Our revolving credit facility contains customary covenants, including, among others, those that restrict our ability to make or limit certain payments, distributions, acquisitions, loans, or investments, incur certain indebtedness or create certain liens on our assets.

Our revolving credit facility also requires compliance with certain financial covenants, which include the following:

•                                          a consolidated interest coverage ratio of not less than 2.50;

•                                          prior to our issuance of certain unsecured notes, a consolidated net total leverage ratio of not more than 4.50, which requirement to maintain a certain consolidated net total leverage ratio is subject to a provision for increases up to 5.00 in connection with certain future acquisitions and from and after our issuance of certain unsecured notes, a consolidated net total leverage ratio of not more than 5.00, which requirement to maintain a certain consolidated net total ratio is subject to increase up to 5.50 in connection with certain future acquisitions; and

•                                          from and after our issuance of certain unsecured notes, a consolidated senior secured net leverage ratio of not more than 3.50.

We were in compliance with all covenants under our revolving credit facility as of March 31, 2015.

As of April 30, 2015, we had $122.0 million of outstanding borrowings under our revolving credit facility and a remaining borrowing capacity of $122.2 million thereunder. Issued and outstanding letters of credit, which reduced borrowing capacity, totaled $30.8 million as of April 30, 2015.

Borrowings under our revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate of Bank of America, and (3) LIBOR, subject to certain adjustments, plus 1.00% or (b) LIBOR, in each case plus an applicable margin (base rate, LIBOR and applicable margin each as defined in our revolving credit facility). As of March 31, 2015, the applicable margin for base rate loans under our revolving credit facility range from 0.75% to 2.00% and the applicable margin for LIBOR loans range from 1.75% to 3.00%, in each case based on our consolidated net total leverage ratio.

Cash Flow

Cash provided by (used in) operating activities, investing activities and financing activities were as follows for the periods indicated:

	Three months ended March 31,
	2015	2014
	(in thousands)
Operating activities	$3,440	$8,337
Investing activities	(20,291)	(6,740)
Financing activities	15,678	(2,612)

Cash provided by operating activities.    Cash provided by operating activities was $3.4 million for the three months ended March 31, 2015 compared to $8.3 million for the three months ended March 31, 2014. The $4.9 million decrease was primarily attributable to a $8.9 million decrease due to the timing of collections and payments, partially offset by a $6.7 million increase in Adjusted EBITDA.

Cash used in investing activities.    Cash used in investing activities was $20.3 million for the three months ended March 31, 2015 compared to $6.7 million for the three months ended March 31, 2014. The $13.6 million increase was primarily due to an increase in capital expenditures of $14.1 million in the three months ended March 31, 2015 associated with our organic growth projects.

Cash provided by (used in) financing activities.    Cash provided by financing activities was $15.7 million for the three months ended March 31, 2015 compared to cash used in financing activities of $2.6 million for the three months ended March 31, 2014. The $18.3 million change was primarily due to a $27.2 million increase in net borrowings under our revolving credit facility and other debt and a $52.0 million increase related to cash used to purchase the Dropdown Assets in the three months ended March 31, 2014. These amounts were partially offset by a $48.0 million decrease from the issuance of common and preferred units in the three months ended March 31, 2014, and an $11.1 million decrease attributable to distributions to unitholders in the three months ended March 31, 2015.

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

As of March 31, 2015, we have spent approximately $20.6 million on capital expenditures, of which $1.0 million represents maintenance capital expenditures and $19.6 million represents growth capital expenditures. We expect growth capital expenditures for the year ending December 31, 2015 to range from $75.0 million to $100.0 million, with the substantial majority of these investments to be made on our Silver Dollar Pipeline system. This estimated range of growth capital expenditures does not include any potential third party acquisitions that we will continue to evaluate throughout 2015.

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

Working Capital

Our working capital is the amount by which our current assets exceed our current liabilities and is a measure of our ability to pay our liabilities as they come due. Our working capital was $37.6 million and $26.3 million as of March 31, 2015, and December 31, 2014, respectively.

Our working capital requirements have been and will continue to be primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in the market prices of commodities that we buy and sell in the ordinary course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as our level of spending for maintenance and growth capital expenditures. A material adverse change in our operations or the availability of financing under our revolving credit facility could impact our ability to fund our working capital requirements for liquidity and capital resources.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off balance sheet liabilities.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are set forth in our 2014 Form 10-K for the year ended December 31, 2014 and have not changed.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. ASU 2015-06 provides guidance on calculating and reporting historical earnings per unit under the two-class method following dropdown transactions between entities under common control.  Under ASU 2015-06, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner.  Additionally, the previously reported earnings per unit of the limited partners for periods before the date of the dropdown transaction would not change as a result of the dropdown transaction.  ASU 2015-06 is effective for interim and annual periods beginning after December 15, 2015, and should be applied retrospectively for all financial statements presented.  Early adoption of this ASU is permitted.  We plan to early adopt ASU 2015-06 in the second quarter of 2015 and do not expect the adoption to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost.  ASU 2015-03 changes the requirements for presenting debt issuance costs and requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-03 involves presentation and disclosure and therefore is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides amended guidance on the consolidation evaluation for reporting entities that are required to evaluate whether they should consolidate certain legal entities, including limited partnerships. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on our financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 provides explicit guidance on accounting for share-based payments requiring a specific performance target to be achieved in order for employees to become eligible to vest in the awards when that performance target may be achieved after the requisite service period for the award. The ASU requires that such performance targets be treated as a performance condition, and should not be reflected in the estimate of the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable the performance target will be achieved. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity price risk.    Market risk is the risk of loss arising from adverse changes in market rates and prices. We manage exposure to commodity price risk in our business segments through the structure of our sales and supply contracts and through a managed hedging program. Our risk management policy permits the use of financial instruments to reduce the exposure to changes in commodity prices that occur in the normal course of business but prohibits the use of financial instruments for trading or to speculate on future changes in commodity prices. See note 7 to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q for additional information.

We do not have direct exposure to commodity price changes in our crude oil pipelines and storage segment. In our crude oil supply and logistics business, we purchase and take title to a portion of the crude oil that we sell, which exposes us to changes in the price of crude oil in our sales markets. We manage this commodity price risk by limiting our net open positions and through the concurrent purchase and sale of like quantities of crude oil that are intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered. During the three months ended March 31, 2015, we also entered into fixed price forward sales contracts related to certain barrels of oil held in inventory and fixed price swap contracts to manage commodity price risk on anticipated physical crude oil sales.  In our refined products terminals and storage segment, we sell excess volumes of refined products and our gross margin is impacted by changes in the market prices for these sales. We may execute forward sales contracts or financial swaps to reduce the risk of commodity price changes in this segment. In our NGL distribution and sales business, we are generally able to pass through the cost of products through sales prices to our customers. To the extent we enter into fixed price product sales contracts in this business, we generally hedge our supply costs using fixed price forward contracts and swap contracts. In our cylinder exchange business, we sell approximately half of our volumes pursuant to contracts of generally two to three years in duration, which allow us to re-negotiate prices at the time of contract renewal, and we sell the remaining volumes on demand or under month-to-month contracts and generally adjust prices on these contracts on an annual basis. We hedge a large majority of the forecasted volumes under our long-term contracts using financial swaps, and we may also use financial swaps to manage commodity price risk on our month-to-month contracts. In our NGL transportation business, we do not take title to the products we transport and therefore have no direct commodity price exposure.

Sensitivity analysis.    The table below summarizes our commodity-related financial derivative instruments and fair values, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity.

	March 31, 2015
	Maturity	Notional Volume	Fair Value Asset/(Liability)	Effect of Hypothetical 10% Change
			(in thousands)
Fixed Price Swaps:
Propane (Gallons)	Apr 2015 - Apr 2017	23,798,979	$(8,851)	$1,267
Crude Oil (Barrels)	May 2015 - Nov 2015	(230,000)	2	1,151
Fixed Price Forward Contracts:
Crude Oil (Barrels)	Sept 2015 - Jul 2016	(325,000)	619	414

Price-risk sensitivities were calculated by assuming a theoretical 10% change (increase or decrease) in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. Results are presented in absolute terms and represent a potential gain or loss in net income. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10% and actual results may differ.

Interest rate risk.    Our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of March 31, 2015, $75 million of our outstanding debt is economically hedged with interest rate swaps over six months with a weighted average interest rate of 0.52% plus an applicable margin. Based on our overall interest rate exposure to variable rate debt outstanding as of March 31, 2015, a 1% increase or decrease in interest rates would change interest expense by approximately $0.4 million.

We do not hold or purchase financial instruments or derivative financial instruments for trading purposes.

Credit risk. We are exposed to credit risk. Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. We manage our exposure to credit risk associated with customers to whom we extend credit through analyzing the counterparties’ financial condition prior to entering into an agreement, establishing credit limits, monitoring the appropriateness of these limits on an ongoing basis and entering into netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions, as deemed appropriate. We may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support.

Item 4.                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures because of the material weaknesses in our internal control over financial reporting discussed below.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not have sufficient personnel with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements. As a result, we did not design and maintain:

•                  formal accounting policies and formal review controls;

•                  effective controls over accounting for business combinations, including controls related to the valuation of assets acquired and liabilities assumed, and the integration of the businesses by applying consistent accounting policies and processes to determine compliance with industry standards and regulations; and

•                  adequate policies and procedures with respect to the primary components of information technology general controls, including the approval and review of access controls, system implementation and migration controls, and change management controls.

These material weaknesses resulted in audit adjustments and restatements of our financial statements in the periods prior to 2014. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings.

The information required for this item is provided in Note 9 — Commitments and Contingencies, included in the unaudited notes to our condensed consolidated financial statements included under Part I, Item I of this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors under Item 1A of our annual report on Form 10-K for the year ended December 31, 2014. There has been no material change in our risk factors from those described in our 2014 Form 10-K. Such risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also have a material adverse effect on our business or our operations.

Item 6. Exhibits.

Exhibit Number	Description
3.1*

Certificate of Limited Partnership of JP Energy Partners LP (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (File No. 333-195787) filed with the SEC on May 8, 2014).

3.2*

Third Amended and Restated Agreement of Limited Partnership of JP Energy Partners LP dated October 7, 2014 (incorporated by reference to Exhibit 3.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on October 7, 2014).

4.1*

Registration Rights Agreement dated November 27, 2012 among JP Energy Partners LP, Arkansas Terminaling and Training Inc., Michal Coulson, Mary Ann Dawkins and White Properties II Limited Partnership (incorporated by reference to Exhibit 4.1 to the Partnership’s Registration Statement on Form S-1 (File No. 333-195787) filed with the SEC on May 8, 2014).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

* Previously filed

** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JP Energy Partners LP

	By:	JP Energy GP II LLC,
its general partner

Date: May 12, 2015	By:	/s/ J. Patrick Barley
J. Patrick Barley
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2015	By:	/s/ Patrick J. Welch
Patrick J. Welch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)