Form 10-Q
period 2015-09-30
JP Energy Partners LP
filed 2015-11-09
CIK 1523404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

At November 6, 2015, there were 18,464,101 common units and 18,128,640 subordinated units outstanding.

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

•the volumes of, and margin on, crude oil that we gather, transport and store, the throughput volumes at our refined products terminals and our NGL sales volumes and margins;

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

•changes in the long-term supply of and demand for oil, NGLs and natural gas;

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

•fires, explosions or other accidents;

•the effects of future litigation; and

•other factors discussed elsewhere in this Form 10-Q and in our other current and periodic reports filed with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 1.Financial Statements

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2015	2014

	(in thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$8,529	$3,325
Restricted cash	—	600
Accounts receivable, net	75,170	108,725
Receivables from related parties	8,531	10,548
Inventory	14,985	20,826
Prepaid expenses and other current assets	10,039	4,915
Total Current Assets	117,254	148,939

Non-current assets
Property, plant and equipment, net	296,749	262,148
Goodwill	254,527	248,721
Intangible assets, net	141,613	148,311
Deferred financing costs and other assets, net	3,920	5,054
Total Non-Current Assets	696,809	664,234
Total Assets	$814,063	$813,173

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$60,504	$88,052
Payables to related parties	64	—
Accrued liabilities	19,449	28,971
Capital leases and short-term debt	113	229
Customer deposits and advances	4,082	5,050
Current portion of long-term debt	564	383
Total Current Liabilities	84,776	122,685

Non-current liabilities
Long-term debt	167,737	84,125
Other long-term liabilities	1,925	5,683
Total Liabilities	254,438	212,493

Commitments and Contingencies

Partners’ capital
General Partner	2,568	—
Common units ( 22,119,170 and 21,852,219 units authorized as of September 30, 2015 and December 31, 2014, respectively; 18,464,685 and 18,209,519 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	295,701	315,630
Subordinated units ( 18,197,249 units authorized; 18,131,023 and 18,197,249 units issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	261,356	285,050
Total Partners’ Capital	559,625	600,680
Total Liabilities and Partners’ Capital	$814,063	$813,173

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands, except unit and per unit data)
REVENUES
Crude oil sales	$210,422	$371,623	$730,859	$1,102,030
Crude oil sales - related parties	196	—	196	—
Gathering, transportation and storage fees	6,457	8,130	20,057	23,923
Gathering, transportation and storage fees - related parties	926	—	1,206	—
NGL and refined product sales	34,773	41,982	127,028	142,146
NGL and refined product sales - related parties	—	476	—	7,409
Refined products terminals and storage fees	3,373	3,069	9,549	7,290
Refined products terminals and storage fees - related parties	—	74	—	1,521
Other revenues	3,436	3,237	10,461	10,086
Total revenues	259,583	428,591	899,356	1,294,405

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	224,425	392,662	781,173	1,190,859
Operating expense	19,119	17,048	53,676	52,304
General and administrative	10,669	11,315	36,132	35,196
Depreciation and amortization	12,343	10,395	35,768	30,569
(Gain) loss on disposal of assets, net	(14)	533	1,395	1,193
Total costs and expenses	266,542	431,953	908,144	1,310,121

OPERATING LOSS	(6,959)	(3,362)	(8,788)	(15,716)

OTHER INCOME (EXPENSE)
Interest expense	(1,514)	(2,406)	(4,069)	(7,957)
Loss on extinguishment of debt	—	—	—	(1,634)
Other income, net	107	—	470	506

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,366)	(5,768)	(12,387)	(24,801)

Income tax (expense) benefit	(82)	158	(333)	2

LOSS FROM CONTINUING OPERATIONS	(8,448)	(5,610)	(12,720)	(24,799)

DISCONTINUED OPERATIONS
Net loss from discontinued operations, including loss on disposal of $7,288 in 2014	—	—	—	(9,608)

NET LOSS	$(8,448)	$(5,610)	$(12,720)	$(34,407)

Basic and diluted loss per unit
Net loss allocated to common units	$(4,215)		$(6,273)
Weighted average number of common units outstanding	18,465,839		18,343,137
Basic and diluted loss per common unit	$(0.23)		$(0.34)

Net loss allocated to subordinated units	$(4,233)		$(6,447)
Weighted average number of subordinated units outstanding	18,142,293		18,159,181
Basic and diluted loss per subordinated unit	$(0.23)		$(0.36)

Distributions declared per common and subordinated unit	$0.325		$0.975

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,720)	$(34,407)
Adjustments to reconcile net loss to net cash provided by operating activities including discontinued operations:
Depreciation and amortization	35,768	32,002
Goodwill impairment on discontinued operations	—	1,984
Derivative valuation changes	(14,625)	1,215
Amortization of deferred financing costs	682	678
Unit-based compensation expenses	875	1,163
Loss on disposal of assets	1,395	8,242
Bad debt expense	999	651
Loss on extinguishment of debt	—	1,634
Other non-cash items	(193)	(18)
Changes in working capital, net of acquired assets and liabilities:
Accounts receivable	33,488	(10,788)
Receivables from related parties	2,017	(4,735)
Inventory	5,865	3,813
Prepaid expenses and other current assets	(2,597)	(2,300)
Accounts payable and other accrued liabilities	(26,324)	24,735
Payables to related parties	64	(1,429)
Customer deposits and advances	(968)	2,476
Changes in other assets and liabilities	540	(1,206)
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,266	23,710

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(57,748)	(34,344)
Acquisitions of businesses	(12,583)	—
Proceeds received from sale of assets	1,609	10,887
Change in restricted cash	600	(600)
NET CASH USED IN INVESTING ACTIVITIES	(68,122)	(24,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving line of credit	113,000	288,800
Payments on revolving line of credit	(29,000)	(270,757)
Payments on long-term debt	(255)	(4,870)
Payment of related party note payable	—	(1,000)
Payments on capital leases	(104)	(82)
Payments on contingent earnout liabilities	(488)	—
Change in cash overdraft	(91)	(386)
Debt issuance costs	—	(3,192)
Distributions to unitholders	(35,033)	—
Issuance of Series D preferred units	—	40,000
Issuance of common units, net of issuance costs	—	8,000
Common control acquisition	—	(52,000)
Contributions from the Predecessor	—	4,321
Contributions from general partner	1,218	—
Tax witholding on unit-based vesting	(92)	(164)
Other	(95)	(1,624)
NET CASH PROVIDED BY FINANCING ACTIVITIES	49,060	7,046

Net change in cash and cash equivalents	5,204	6,699
Cash and cash equivalents balance, beginning of year	3,325	3,234
Cash and cash equivalents balance, end of year	$8,529	$9,933

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing transactions:
Accrued capital expenditures	$3,353	$2,051
Acquisitions funded by issuance of common units	3,442	—

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

	Units
	Common	Subordinated	Total

Balance - December 31, 2014	18,209,519	18,197,249	36,406,768

Issuance of common units	266,951	—	266,951
Forfeiture of units under LTIP	(18,035)	(66,226)	(84,261)
Vesting of units under LTIP	6,250	—	6,250
Balance - September 30, 2015	18,464,685	18,131,023	36,595,708

			General
	Common	Subordinated	Partner	Total
	(in thousands)
Balance - December 31, 2014	$315,630	$285,050	$—	$600,680

Unit-based compensation	702	173	—	875
Issuance of common units, net of issuance costs, forfeitures and tax withholdings	3,328	(73)	—	3,255
Distributions to unitholders	(17,686)	(17,347)	—	(35,033)
Contributions from general partner	—	—	2,568	2,568
Net loss	(6,273)	(6,447)	—	(12,720)
Balance - September 30, 2015	$295,701	$261,356	$2,568	$559,625

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Business.  The unaudited condensed consolidated financial statements presented herein contain the results of JP Energy Partners LP, a Delaware limited partnership, and its subsidiaries. All references to the “Partnership”, “JPE”, “us”, “we”, “our”, and all similar expressions are references to JP Energy Partners LP and our consolidated, wholly owned subsidiaries, unless otherwise expressly stated or the context requires otherwise.  We were formed in May 2010 by members of management and were further capitalized by ArcLight Capital Partners, LLC (“ArcLight”) to own, operate, develop and acquire a diversified portfolio of midstream energy assets. Our operations currently consist of: (i) crude oil pipelines and storage; (ii) crude oil supply and logistics; (iii) refined products terminals and storage; and (iv) natural gas liquid (“NGL”) distribution and sales, which together provide midstream infrastructure solutions for the growing supply of crude oil, refined products and NGLs in the United States.  JP Energy GP II LLC (“GP II” or our “general partner”) is our  general partner.

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

Common Control Acquisition between JPE and JP Development.  On July 12, 2012, ArcLight and the owners of JPE formed JP Energy Development LP, a Delaware limited partnership (“JP Development”), for the purpose of supporting JPE’s growth. JPE and JP Development are under common control because a majority of the equity interests in each entity and their general partners are owned by ArcLight. On February 12, 2014, pursuant to a Membership Interest and Asset Purchase Agreement, we acquired certain midstream assets (the “Dropdown Assets”) from JP Development for an aggregate purchase price of approximately $319.1 million (the “Common Control Acquisition”), which was comprised of 12,561,934 JPE Class A Common Units and $52.0 million in cash. We financed the cash portion of the purchase price through borrowings under our revolving credit facility.  The total purchase price for the Common Control Acquisition exceeded the book value of the assets acquired. As a result, the excess of the total purchase price over the book value of the assets acquired of $12.7 million was considered a deemed distribution by our general partner.

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

JP Development has a centralized cash management that covers all of its subsidiaries. The net amounts due from or to JP Development by the Dropdown Assets relate to a variety of intercompany transactions including the collection of trade receivables, payment of accounts payable and accrued liabilities, charges of allocated corporate expenses and payments by JP Development on behalf of the Dropdown Assets. Such amounts have been treated as deemed contributions from or deemed distributions to JP Development for the nine months ended September 30, 2014. The total net effect of the deemed contributions is reflected as contribution from the predecessor in the statements of cash flows as a financing activity. The net balances due to us from the Dropdown Assets were settled in cash based on the outstanding balances at the effective date of the Common Control Acquisition.

The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for fair statement of the financial position and results of operations for such interim periods in accordance with GAAP. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated interim financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 11, 2015.

2. Summary of Significant Accounting Policies

Principles of Consolidation. Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying unaudited condensed consolidated financial statements.

Reclassification.  Certain previously reported amounts have been reclassified to conform to the current year presentation. For the three and nine months ended September 30, 2014, we reclassified $2,559,000 and $7,151,000, respectively, from gathering, transportation and storage fees to crude oil sales to conform to the current year presentation.

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

Accounts Receivable.  Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on specific identification and expectation of collecting considering historical collection results. Account balances considered to be uncollectible are recorded to the allowance for doubtful accounts and charged to bad debt expense, which is included in general and administrative expenses in the condensed consolidated statements of operations. The allowance for doubtful accounts was $1,806,000 and $1,134,000 as of September 30, 2015 and December 31, 2014, respectively.

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

Comprehensive Loss. For the three and nine months ended September 30, 2015 and 2014, comprehensive loss was equal to net loss.

Recent Accounting Pronouncements.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805). ASU 2015-16 changes how the acquirer recognizes adjustments to the provisional amounts of a business combination that are identified during the measurement period  from a retrospective application of all affected financial periods to be recorded in the reporting period in which the adjustment amounts are determined. Additionally, the company needs to disclose, of the amounts recorded in current periods, what amounts would have been reported in previous periods if the adjustments had been recognized at the acquisition date.  ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015.  Early adoption of this ASU is permitted. The adoption of ASU 2015-16 is not expected to have a material impact on our consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30). ASU 2015-15 provides SEC Staff guidance to ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost as it relates to debt issuance cost associated with line-of-credit arrangements. The SEC staff recognized that ASU 2015-03 did not address presentation or subsequent measurement of debt issuances cost related to line-of-credit arrangements and noted that the SEC Staff wouldn’t object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratable over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings of the line-of credit arrangement.  The adoption of ASU 2015-15 is not expected to have a material impact on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 changes the measurement principle for inventory measured using any method other than LIFO or the retail inventory method from the lower of cost or market to lower of cost and net realizable value.  Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016.  Early adoption of this ASU is permitted.  We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Cost. ASU 2015-03 changes the requirements for presenting debt issuance costs and requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. ASU 2015-03 is effective for interim and annual periods beginning after December 15,

2015, with early adoption permitted. We adopted ASU 2015-03 in the third quarter of 2015 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU No. 2015-14, Update Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU 2014-09 for public and non-public entities reporting under U.S. GAAP for one year. The FASB also decided to permit entities to early adopt the standard but adoption is not permitted earlier than the original effective date for public entities. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

3. Discontinued Operations

On June 30, 2014, we entered into and simultaneously closed an asset purchase agreement pursuant to which we sold all of our trucking and related assets and activities in North Dakota, Montana and Wyoming (the “Bakken Business”) for a purchase price of $9,100,000.

The results of operations for the Bakken Business are presented as discontinued operations for all periods in the condensed consolidated statements of operations. Prior to the classification as discontinued operations, we reported the Bakken Business in our crude oil supply and logistics segment. The following table summarizes selected financial information related to the Bakken Business’s operations for the three and nine months ended September 30, 2014.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

	(in thousands)
Revenues from discontinued operations	$—	$7,865
Net loss of discontinued operations, including loss on disposal of $7,288	—	(9,608)

4. Net Income per Unit

Net income per unit applicable to limited partner common units and to limited partner subordinated units is computed by dividing the respective limited partners’ interest in net income for the period subsequent to the IPO by the weighted-average number of common units and subordinated units outstanding for the period. Income per limited partner unit is calculated in accordance with the two-class method for determining income per unit for master limited partnerships (“MLPs”) when incentive distribution rights (“IDRs”) and other participating securities are present. The two-class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed as cash, and allocated by applying the provisions of the partnership agreement, and requires a separate calculation for each quarter and year-to-date period. Under the two-class method, any excess of distributions declared over net income is allocated to the partners based on their respective sharing of income specified in the partnership agreement. Diluted net income per unit includes the effects of potentially dilutive units on our common units, consisting of unvested phantom units. Basic and diluted net income per unit applicable to limited partners holding subordinated units are the same because there are no potentially dilutive subordinated units outstanding.  For the three and nine months ended September 30, 2015, dilutive loss per unit was equal to basic loss per unit because all instruments were antidilutive.

On October 23, 2015, the Board of Directors of our general partner declared a cash distribution for the third quarter of 2015 of $0.325 per common unit and subordinated unit. The distribution will be paid on November 13, 2015 to unitholders of record as of November 6, 2015.

	Three Months Ended September 30, 2015
	Common Units	Subordinated Units	Total

	(in thousands except for unit and per unit data)
Net loss attributable to the limited partners:
Distribution declared	$6,087	$5,890	$11,977
Distributions declared in excess of net income	(10,302)	(10,123)	(20,425)
Net loss attributable to the limited partners	$(4,215)	$(4,233)	$(8,448)

Weighted average units outstanding:
Basic	18,465,839	18,142,293	36,608,132
Net loss per unit:
Basic and diluted	$(0.23)	$(0.23)

	Nine Months Ended September 30, 2015
	Common Units	Subordinated Units	Total

	(in thousands except for unit and per unit data)
Net loss attributable to the limited partners :
Distribution declared	$18,099	$17,680	$35,779
Distributions declared in excess of net income	(24,372)	(24,127)	(48,499)
Net loss attributable to the limited partners	$(6,273)	$(6,447)	$(12,720)

Weighted average units outstanding:
Basic	18,343,137	18,159,181	36,502,318
Net loss per unit:
Basic and diluted	$(0.34)	$(0.36)

The following data show securities that could potentially dilute earnings per unit in the future that were not included in the computation of diluted earnings per unit because to do so would have been antidilutive for the periods presented:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Phantom units	446,447	307,823

5. Acquisitions and Dispositions

Acquisition of Southern Propane Inc. On May 8, 2015, we acquired substantially all of the assets of Southern Propane Inc. (“Southern”), a Houston-based industrial and commercial propane distribution and logistics company. The acquisition expanded the asset base and market share of our NGL distribution and sales segment, specifically the acceleration of our entry into the Houston, Texas market as well as expansion of our industrial, non-seasonal customers. The total purchase price of $16,292,000 consisted of a $12,475,000 cash payment that was paid on the acquisition date, which was funded through the use of borrowings from our revolving credit facility, a $108,000 cash payment to the seller as the final working capital adjustment, the issuance of 266,951 common units valued at $3,442,000 and a contingent earn-out liability with a value of $267,000 that is subject to the achievement of certain gross profit targets at Southern.  The earn-out period covers the period from June 2015 through December 2016, and the maximum earn-out that could be earned is $1,250,000. The common units issued with this acquisition were issued in a private offering conducted in accordance with the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, as such units were issued to the owners of a business acquired in a privately negotiated transaction not involving any public offering or solicitation.

The fair value of the contingent earn-out liability was estimated by applying an expected present value technique based on the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs.

The following table represents our preliminary allocation of the total purchase price of this acquisition to the assets acquired (in thousands):

Accounts Receivable	$932
Inventory	24
Property, plant and equipment	2,962
Intangible assets:
Customer relationships	6,163
Noncompete agreements	292
Trade names	113
Total identifiable net assets acquired	10,486
Goodwill	5,806
Net assets acquired	$16,292

Goodwill associated with the Southern acquisition principally results from synergies expected from integrated operations. The Southern acquisition increased goodwill in our NGL distribution and sales segment to $37,141,000 as of September 30, 2015 from $31,335,000 as of December 31, 2014. The fair values of the acquired intangible assets were estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Trade names are amortized over an estimated useful life of one year, customer relationships are amortized over a weighted average useful life of 12 years, and non-compete agreements are amortized over a weighted average useful life of 5 years.

Revenues attributable to Southern included in the condensed consolidated statements of operations totaled $1,424,000 and $2,369,000 for the three months ended September 30, 2015 and the period from May 8, 2015 to September 30, 2015, respectively. We do not account for the operations of Southern on a stand-alone basis, therefore, it is impracticable to report the amounts of net income of Southern included in the condensed consolidated statements of operations related to the post-acquisition periods.

Disposition of crude oil supply and logistics assets. On September 30, 2015, we entered into an asset purchase agreement pursuant to which we intend to sell certain crude oil supply and logistics assets for a sales price of $1,750,000. We closed the transaction on November 2, 2015 and expect to recognize a gain on disposal of approximately $1,000,000.

6. Inventory

Inventory consists of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

	(in thousands)
Crude Oil	$10,353	$15,311
NGLs	2,522	3,342
Refined Products	289	445
Materials, supplies and equipment	1,821	1,728
Total inventory	$14,985	$20,826

7. Long-Term Debt

Long-term debt consists of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

	(in thousands)
Bank of America revolving loan	$167,000	$83,000
HBH note payable	1,065	1,277
Non-compete notes payable	236	231
Total long-term debt	$168,301	$84,508
Less: Current maturities	(564)	(383)
Total long-term debt, net of current maturities	$167,737	$84,125

Bank of America Credit Agreement.  We have a $275,000,000 revolving credit facility with Bank of America, N.A. (the “BOA Credit Agreement”) that matures on February 12, 2019. As of September 30, 2015, the unused portion of our revolving credit facility was $79,170,000. Issued and outstanding letters of credit, which reduced available borrowings under the BOA Credit Agreement, totaled $28,830,000 at September 30, 2015.  Our revolving credit facility contains restrictions on our engaging in certain commodity transactions with respect to our crude oil logistics business. Pursuant to Amendment No. 4 dated as of November 6, 2015, we expanded the physical and financial swap transactions that are permitted in connection with our crude oil logistics business hedging program. Beginning in March 2015, we were inadvertently not in full compliance with previously existing restrictions under our revolving credit facility due to our engaging in certain financial swap contracts with a lender in our revolving credit facility. Such noncompliance was waived pursuant to Amendment No. 4. The financial swap contracts were executed as a part of our normal course hedging practices in compliance with our risk management policy and are now permitted under the terms of Amendment No. 4.

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

Commodity Price Risk. Our normal business activities expose us to risks associated with changes in the market price of crude oil and propane, among other commodities. Management believes it is prudent to limit our exposure to these risks, which include our (i) propane purchases, (ii) pre-existing or anticipated physical crude oil sales and (iii) certain crude oil held in inventory.  To meet this objective, we use a combination of fixed price swap and forward contracts. At times, we may also terminate or unwind hedges or portions of hedges in order to meet cash flow objectives or when the expected future volumes do not support the level of hedges. Our forward contracts that qualify for the Normal Purchase Normal Sale (“NPNS”) exception under GAAP are recognized when the underlying physical transaction is delivered.  While these contracts are considered derivative financial instruments under ASC 815, they are not recorded at fair value, but on an accrual basis of accounting. If it is determined that a transaction designated as NPNS no longer meets the scope exception, the fair value of the related contract is recorded on the balance sheet and immediately recognized through earnings.

In August 2015, we paid approximately $8,745,000 to settle all of our then-outstanding propane financial swap contracts that were scheduled to mature at various dates through April 2017. We simultaneously executed new propane financial swap contracts at then current forward market prices for the purpose of economically hedging a substantial majority of our fixed price propane sales contracts through July 2017.

The following table summarizes the net notional volume buy (sell) of our outstanding commodity-related derivatives, excluding those derivatives that qualified for the NPNS exception as of September 30, 2015 and December 31, 2014, none of which were designated as hedges for accounting purposes.

	September 30, 2015		December 31, 2014
	Notional Volume	Maturity	Notional Volume	Maturity

Fixed Price Swaps :
Propane (Gallons)	11,633,014	Oct 2015 - Jul 2017	27,958,302	Jan 2015 - Dec 2016
Crude Oil (Barrels)	—	Nov 2015 - Dec 2015	—	—
Fixed Price Forward Contracts :
Crude Oil (Barrels)	(200,000)	Oct 2015 - Jul 2016	—	—

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our revolving credit facilities. We entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of our debt with a variable-rate component. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped.  As of December 31, 2014, our outstanding interest rate swap contracts contained a notional amount of $75,000,000.  Our interest rate swap agreements expired in July and September 2015.

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

Fair Value of Derivative Instruments. We measure derivative instruments at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize level 2 inputs, including contractual terms, commodity prices, interest rates and yield curves observable at commonly quoted intervals. None of our derivative contracts are designated as hedging instruments. The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 on a gross basis without regard to same-counterparty netting.

		Asset Derivatives		Liability Derivatives
		September 30,	December 31,	September 30,	December 31,
	Balance Sheet Location	2015	2014	2015	2014

		(in thousands)
Commodity swaps	Prepaid expenses and other current assets	$1,345	$—	$—	$—
Commodity swaps	Accrued liabilities	—	—	(1,229)	(8,941)
Commodity swaps	Deferred financing costs and other assets, net	30	—	—	—
Commodity swaps	Other long-term liabilities	—	—	—	(3,251)
Commodity forwards	Prepaid expenses and other current assets	7,321	—	—	—
Commodity forwards	Accrued liabilities	—	—	(5,192)	—
Interest rate swaps	Accrued Liabilities	—	—	—	(158)

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset in the condensed consolidated balance sheet as of September 30, 2015 that are subject to enforceable master netting arrangements.

	As of September 30, 2015
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented in the Balance Sheet	Financial Collateral	Net Amount

	(in thousands)
Derivative Assets:
Derivative contracts - current	$8,666	$(6,421)	$2,245	$—	$2,245
Derivative contracts - noncurrent	30	—	30	—	30
Derivative Liabilities:
Derivative contracts - current	$6,421	$(6,421)	$—	$—	$—
Derivative contracts - noncurrent	—	—	—	—	—

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

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in	Three Months Ended		Nine Months Ended
	Income on Derivatives	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

		(in thousands)		(in thousands)

Commodity derivatives (forwards)	Crude oil sales	$3,733	$—	$2,130	$—
Commodity derivatives (swaps)	Cost of sales	(262)	(762)	(3,579)	(730)
Interest rate swaps	Interest expense	(1)	(11)	(27)	(206)

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

9. Partners’ Capital and Distributions

Distributions. Our Amended Partnership Agreement requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, subject to certain terms and conditions. The following table shows the distributions declared by us subsequent to December 31, 2014:

Quarter Ended	Record Date	Payment Date	Cash Distributions (per unit)
December 31, 2014	February 6, 2015	February 13, 2015	$0.3038	(1)
March 31, 2015	May 7, 2015	May 14, 2015	$0.3250
June 30, 2015	August 7, 2015	August 14, 2015	$0.3250
September 30, 2015	November 6, 2015	November 13, 2015	$0.3250

(1)	Represents a prorated amount of our minimum quarterly distribution of $0.325 per common unit, based on the number of days between the closing of the IPO on October 7, 2014 and December 31, 2014.

10. Unit-Based Compensation

Long-Term Incentive Plan and Phantom Units.  The 2014 Long-Term Incentive Plan (“LTIP”) for our employees, directors and consultants authorizes grants of up to 3,642,700 common units in the aggregate.  Our phantom units issued under our LTIP are primarily composed of two types of grants: (1) service condition grants with vesting over three years in equal annual installments; and (2) service condition grants with cliff vesting on April 1, 2018.  Distributions related to these unvested phantom units are paid concurrent with our distribution for common units.

The following table presents phantom units activity for the nine months ended September 30, 2015:

Phantom Units	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	—	$—
Service condition grants	497,479	12.84
Vested service condition	(6,250)	13.49
Forfeited service condition	(66,848)	12.10
Total outstanding at end of period	424,381	12.95

We expect to recognize $3.1 million of compensation expense related to non-vested phantom units over a weighted average period of 1.7 years.

Restricted (Non-Vested) Common and Subordinated Units.  All of our restricted Class B common units were granted prior to our IPO in October 2014, and were converted into restricted common units and restricted subordinated units upon the IPO at certain conversion ratios. There were no grants of restricted common units or restricted subordinated units in 2015.

The following table presents restricted (non-vested) common and subordinated units activity for the nine months ended September 30, 2015:

	Common Units		Subordinated Units
Restricted (Non-Vested) Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	31,012	$24.36	126,553	$24.36
Vested - service condition	(9,636)	24.34	(39,324)	24.34
Forfeited - service condition	(13,492)	22.18	(55,056)	22.18
Outstanding at the end of period	7,884	28.10	32,173	28.10

Pursuant to certain employment agreements, as amended, between us and certain employees, we were obligated to grant restricted Class B common units to those employees upon their achievement of certain agreed-upon performance goals that were measured by different milestones. Different milestone achievements caused different amounts of restricted Class B common units to be awarded. The maximum amount of the restricted Class B common units that could have been issued pursuant to these employment agreements, as amended, was 100,000 units. As of December 31, 2014, 75,000 restricted Class B common units were issued as a result of the employees’ achievement of certain milestones and the unit-based compensation expense related to these units have been fully recorded as general and administrative expenses in respective historical periods.  With respect to the remaining 25,000 restricted Class B common units to be issued, we estimated the probable number of years for the performance goals to be achieved and have recognized the related unit-based compensation expense over the estimated number of years.  During the second quarter of 2015, each employee terminated his employment with us prior to one employee achieving his performance goal related to the remaining 25,000 restricted Class B common units.  As a result, we reversed previously recognized unit-based compensation expense of $297,000.

We expect to recognize $1.0 million of compensation expense related to restricted (non-vested) common and subordinated units over a weighted average period of 1.4 years.

Total unit-based compensation expenses related to our phantom units and restricted (non-vested) common and subordinated units were $323,000 and $578,000 for the three months ended September 30, 2015 and 2014, respectively, and $875,000 and $1,163,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

We account for environmental contingencies in accordance with ASC Topic 410 related to accounting for contingencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean ups are probable, and the costs can be reasonably estimated. At September 30, 2015 and December 31, 2014, we had no material environmental liabilities.

12. Reportable Segments

Our operations are located in the United States and are organized into four reportable segments: crude oil pipelines and storage, crude oil supply and logistics, refined products terminals and storage and NGL distribution and sales.

Crude oil pipelines and storage.  The crude oil pipelines and storage segment consists of a crude oil pipeline operation and a crude oil storage facility. The crude oil pipeline operates in the Permian Basin consisting of approximately 130 miles of high-pressure steel pipeline with throughput capacity of approximately 130,000 barrels per day and a related system of truck terminals, LACT bay facilities, crude oil receipt points and crude oil storage facilities with an aggregate of 140,000 barrels of storage capacity. We also own a crude oil storage facility that has an aggregate storage capacity of approximately 3,000,000 barrels in Cushing, Oklahoma.

Crude oil supply and logistics.  The crude oil supply and logistics segment consists of crude oil supply activities and a fleet of crude oil gathering and transportation trucks. We conduct crude oil supply activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. We own a fleet of crude oil gathering and transportation trucks operating in and around active drilling areas such as the Mid-Continent, the Eagle Ford shale and the Permian Basin. We also lease crude oil storage tanks in Cushing, Oklahoma with a shell capacity of approximately 700,000 barrels pursuant to a long-term lease with a third party.

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

NGL distribution and sales.  The NGL distribution and sales segment consists of three businesses: (i) portable cylinder tank exchange; (ii) NGL sales through our retail, commercial and wholesale distribution business; and (iii)  NGL gathering and transportation business. Currently, the cylinder exchange network covers 48 states through a network of over 22,100 locations, which includes grocery chains, pharmacies, convenience stores and hardware stores. Additionally, in seven states in the southwest region of the United States, we sell NGLs to retailers, wholesalers, industrial end users and commercial and residential customers. We also own a fleet of NGL gathering and transportation operations trucks operating in the Eagle Ford shale and the Permian Basin.

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

The following tables reflect certain financial data for each reportable segment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands)
External Revenues:
Crude oil pipelines and storage	$26,937	$19,331	$60,751	$59,756
Crude oil supply and logistics	186,491	358,944	686,290	1,062,945
Refined products terminals and storage	4,401	3,839	14,612	17,728
NGL distribution and sales	38,021	46,477	135,573	153,976
Amounts not included in segment Adjusted EBITDA	3,733	—	2,130	—
Total revenues	$259,583	$428,591	$899,356	$1,294,405

Intersegment Revenues:
Crude oil pipelines and storage	$922	$64	$1,832	$64
Crude oil supply and logistics	19,418	11,236	41,601	36,462
Refined products terminals and storage	—	—	—	—
NGL distribution and sales	—	14	87	14
Intersegment eliminations	(20,340)	(11,314)	(43,520)	(36,540)
Total intersegment revenues	$—	$—	$—	$—

Cost of Sales, excluding depreciation and amortization:
Crude oil pipelines and storage	$20,739	$12,894	$41,466	$40,952
Crude oil supply and logistics	204,627	361,946	719,420	1,084,705
Refined products terminals and storage	921	266	4,088	4,349
NGL distribution and sales	13,312	27,856	60,340	95,450
Intersegment eliminations	(20,340)	(11,314)	(43,520)	(36,540)
Amounts not included in segment Adjusted EBITDA	5,166	1,014	(621)	1,943
Total cost of sales, excluding depreciation and amortization	$224,425	$392,662	$781,173	$1,190,859

Operating Expenses:
Crude oil pipelines and storage	$971	$1,011	$3,032	$2,946
Crude oil supply and logistics	1,706	1,937	5,572	5,045
Refined products terminals and storage	968	570	2,339	4,570
NGL distribution and sales	15,492	13,291	42,500	39,037
Amounts not included in segment Adjusted EBITDA	(18)	239	233	706
Total operating expenses	$19,119	$17,048	$53,676	$52,304

Adjusted EBITDA:
Crude oil pipelines and storage	$5,988	$5,301	$17,593	$15,447
Crude oil supply and logistics	(1,276)	5,477	394	7,139
Refined products terminals and storage	2,261	2,525	7,601	7,666
NGL distribution and sales	6,135	2,256	23,083	9,902
Total adjusted EBITDA from reportable segments	$13,108	$15,559	$48,671	$40,154

A reconciliation of total Adjusted EBITDA from reportable segments to net loss from continuing operations is included in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands)
Total adjusted EBITDA from reportable segments	$13,108	$15,559	$48,671	$40,154
Other expenses not allocated to reportable segments	(2,661)	(5,966)	(15,971)	(19,502)
Depreciation and amortization	(12,343)	(10,395)	(35,768)	(30,569)
Interest expense	(1,514)	(2,406)	(4,069)	(7,957)
Loss on extinguishment of debt	—	—	—	(1,634)
Income tax (expense) benefit	(82)	158	(333)	2
Gain (loss) on disposal of assets, net	14	(533)	(1,395)	(1,193)
Unit-based compensation	(323)	(578)	(875)	(1,163)
Total gain (loss) on commodity derivatives	3,471	(762)	(1,449)	(730)
Net cash (receipts) payments for commodity derivatives settled during the period	7,503	105	15,918	(483)
Early settlement of commodity derivatives (1)	(8,745)	—	(8,745)	—
Non-cash inventory costing adjustment	(3,662)	—	(2,671)	—
Corporate overhead support from general partner (2)	(3,000)	—	(3,000)	—
Transaction costs and other	(214)	(792)	(3,033)	(1,724)
Net loss from continuing operations	$(8,448)	$(5,610)	$(12,720)	$(24,799)

(1)	Due to its non-recurring nature, we excluded this transaction in calculating Adjusted EBITDA.

(2)	Represents expenses incurred by us that were absorbed by our general partner and not passed through to us.

Total assets for our reportable segments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014

	(in thousands)
Crude oil pipelines and storage	$340,726	$323,100
Crude oil supply and logistics	144,701	165,288
Refined products terminals and storage	132,382	131,923
NGL distribution and sales	183,002	170,904
Corporate and other	13,252	21,958
Total assets	$814,063	$813,173

13. Related Party Transactions

We perform certain management services for JP Development. We receive a monthly fee of $50,000 for these services which reduced the general and administrative expenses on the condensed consolidated statements of operations by $150,000 and $450,000 for each of the three and nine months ended September 30, 2015 and 2014. In the nine months ended September 30, 2015, we also performed certain additional services for which we received $228,000.

JP Development has a pipeline transportation business that provides crude oil pipeline transportation services to our crude oil supply and logistics segment. As a result of utilizing JP Development’s pipeline transportation services, we incurred pipeline tariff fees of $1,599,000 and $2,093,000 for the three months ended September 30, 2015 and 2014, respectively, and $4,864,000 and $7,047,000 for the nine months ended September 30, 2015 and 2014, respectively, which are included in costs of sales on the condensed consolidated statements of operations. As of September 30, 2015 and December 31, 2014, we had a net receivable from JP Development of $7,809,000 and $7,968,000, respectively, primarily as the result of the prepayments made in 2014 for the crude oil pipeline transportation services to be provided by JP Development. We expect these amounts to be recovered within the next 12 months.

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

As a result of the acquisition of the North Little Rock, Arkansas refined product terminal in November 2012, Truman Arnold Companies (“TAC”) owns common and subordinated units in us. In addition, Mr. Greg Arnold, President and CEO of TAC, is one of our directors and owns a 5% equity interest in our general partner. Our refined products terminals and storage segment sold refined products to TAC during 2014. Our revenue from TAC was $550,000 and $8,930,000 for the three and nine months ended September 30, 2014, respectively which are included in NGL and refined product sales – related parties and refined products terminals and storage fees – related parties on the condensed consolidated statements of operations. As of September 30, 2015 and December 31, 2014, we had a receivable balance due from TAC of $56,000 and $38,000, respectively.

Our NGL distribution and sales segment also purchases refined products from TAC. We paid $385,000 and $554,000 during the three months ended and $899,000 and $1,402,000 during the nine months ended September 30, 2015 and 2014, respectively, for refined product purchases from TAC, which are included in cost of sales on the condensed consolidated statements of operations.

We entered into transactions with CAMS Bluewire, an entity in which ArcLight holds a non-controlling interest. CAMS Bluewire provided IT support for us through April 2015. We paid $131,000 for the three months ended September  30, 2014 and $132,000 and $347,000 for the nine months ended September 30, 2015 and 2014, respectively, for IT support and consulting services, and for the purchases of IT equipment which are included in operating expense, general and administrative and property, plant and equipment, net, on the condensed consolidated statements of operations and the condensed consolidated balance sheets. There were no amounts due to CAMS Bluewire as of September 30, 2015.  The total amount due to CAMS Bluewire as of December 31, 2014 was $32,000.

During the third quarter of 2014, we began performing certain management services for Republic Midstream, LLC (“Republic”), an entity owned by ArcLight. We charge a monthly fee of approximately $58,000 for these services. The monthly fee reduced the general and administrative expenses on the condensed consolidated statements of operations by $175,000 and $520,000 for the three and nine months ended September 30, 2015. During the second quarter of 2015, we began performing crude transportation and marketing services for Republic.  We charged $1,122,000   and $1,402,000 in the three and nine months ended September 30, 2015, respectively, for these services which are included in gathering, transportation and storage fees – related parties and crude oil sales – related parties on the condensed consolidated statements of operations. As of September 30, 2015 and December 31, 2014, we had a receivable balance due from Republic of $666,000 and $297,000, respectively, which is included in receivables from related parties on the condensed consolidated balance sheets.

In the first quarter of 2015, certain executive bonuses related to the year ended December 31, 2014 were paid on our behalf by ArcLight.  In addition, ArcLight reimbursed us for expenses we incurred in the nine months ended September 30, 2015.  The total amounts paid on our behalf or reimbursed to us were $2,568,000 for the nine months ended September 30, 2015, and were treated as deemed contributions from ArcLight.  In addition, during the third quarter of 2015, our general partner agreed to absorb $3,000,000 of corporate overhead expenses incurred by us and not pass such expense through to us.

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

Our NGL distribution and sales segment enters into transactions with Enogex Holdings, an entity partially owned by ArcLight. Enogex Holdings is a provider of rack sales, propane and trucks. For the three and nine months ended September 30, 2015, we paid $8,000 and $63,000, respectively, for propane purchases from Enogex Holdings, which is included in cost of sales on the condensed consolidated statements of operations. There were no amounts paid to Enogex Holdings during the three and nine months ended September 30, 2014.  As of September 30, 2015 and December 31, 2014, there were no amounts due to Enogex Holdings.

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

Recent Developments

Expansions of Silver Dollar Pipeline System

In February 2015, we signed a 10-year fee based gathering agreement with Discovery Natural Resources LLC (“Discovery”) to construct and operate an extension of our Silver Dollar Pipeline crude oil gathering system into the core of the Midland Basin. The agreement with Discovery is supported by a dedication of approximately 53,000 acres in Reagan, Glasscock, Sterling and Irion Counties. In addition to pipeline gathering, we also provide crude oil trucking, marketing and related services for Discovery. The gathering system extension will consist of approximately 55 miles of pipeline, extending from southern Reagan County north into Glasscock County across the Midland Basin. In September 2015, we completed Phase I of the project: The construction and commissioning of 32 miles of pipeline and associated truck and measurement facilities. Phase II of the construction is expected to be completed in January 2016.

In February 2015, we also commissioned a  new 70,000 barrel crude oil storage tank which increased our total crude oil storage capacity on the Silver Dollar Pipeline to 110,000 barrels at that time.

In April 2015, we announced that we have executed an interconnection agreement with an affiliate of Magellan Midstream Partners, L.P. (“Magellan”) to connect our Silver Dollar Pipeline System to Magellan’s Longhorn pipeline at the Barnhart Terminal in Crockett County, Texas. The interconnection provides producers with a third takeaway option from the Silver Dollar Pipeline System and direct access from the core of the Midland Basin to end markets in Houston. The connection was completed and began service in September 2015. As part of the Magellan project, we also added 30,000 barrels of crude oil storage which further increased the total crude oil storage capacity on the Silver Dollar Pipeline to 140,000 barrels.

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

Disposition of crude oil supply and logistics assets.

On September 30, 2015, we entered into an asset purchase agreement pursuant to which we intend to sell certain crude oil supply and logistics assets for a sales price of $1,750,000. We closed the transaction on November 2, 2015 and expect to recognize a gain on disposal of approximately $1,000,000.

Changes in Commodity Prices

Average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $56.94 per barrel to a low of $38.22 per barrel from July 1, 2015 through September 30, 2015. Fluctuations in energy prices, like the recent declines in commodity prices of crude oil, can also greatly affect the development of new crude oil reserves. Further declines in commodity prices of crude oil could have a negative impact on exploration, development and production activity, and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our assets. We are unable to predict future potential movements in the market price for crude oil and, thus, cannot predict the ultimate impact of commodity prices on our operations. If commodity prices continue to trend lower as they did in the latter part of 2014 and the first nine months of 2015, this could lead to reduced profitability and may result in future potential impairments of long-lived assets, goodwill or intangible assets. We will perform our annual impairment assessment of goodwill in the fourth quarter of 2015. Due to the market conditions discussed above, there is an increased likelihood of incurring a goodwill impairment, which may be material.

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

•

Crude oil supply and logistics.  The revenue generated from our crude oil supply and logistics business depends on the volume of crude oil we purchase from producers, aggregators and traders and then sell to producers, traders and refiners as well as the volumes of crude oil that we gather and transport. In addition, we utilize our crude oil supply and logistics business to direct volumes to our crude oil pipeline and storage assets, thereby generating additional revenues as a result of the synergies between these two segments. The volume of our crude oil supply and logistics activities and the volumes transported by our crude oil gathering and transportation trucks are affected by the supply of crude oil in the markets served directly or indirectly by our assets. Accordingly, we actively monitor producer activity in the areas served by our crude oil supply and logistics business and other producing areas in the United States to compete for volumes from crude oil producers. Revenues in this segment are also impacted by changes in the market price of commodities that we pass through to our customers.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

	(in thousands)
Reconciliation of Adjusted EBITDA to net loss
Net loss	$(8,448)	$(5,610)	$(12,720)	$(34,407)
Depreciation and amortization	12,343	10,395	35,768	30,569
Interest expense	1,514	2,406	4,069	7,957
Loss on extinguishment of debt	—	—	—	1,634
Income tax expense (benefit)	82	(158)	333	(2)
(Gain) loss on disposal of assets, net	(14)	533	1,395	1,193
Unit-based compensation	323	578	875	1,163
Total (gain) loss on commodity derivatives	(3,471)	762	1,449	730
Net cash receipts (payments) for commodity derivatives settled during the period	(7,503)	(105)	(15,918)	483
Early settlement of commodity derivatives (1)	8,745	—	8,745	—
Non-cash inventory costing adjustment	3,662	—	2,671	—
Corporate overhead support from general partner (2)	3,000	—	3,000	—
Transaction costs and other	214	792	3,033	1,724
Discontinued operations (3)	—	—	—	10,591
Adjusted EBITDA	$10,447	$9,593	$32,700	$21,635

(1)	Due to its non-recurring nature, we excluded this transaction in calculating Adjusted EBITDA.

(2)	Represents expenses incurred by us that were absorbed by our general partner and not passed through to us.

(3)	In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands)
Reconciliation of adjusted gross margin to operating loss
Adjusted gross margin
Crude oil pipelines and storage	$7,120	$6,501	$21,117	$18,868
Crude oil supply and logistics	1,282	8,234	8,471	14,702
Refined products terminals and storage	3,480	3,573	10,524	13,379
NGL distribution and sales	24,709	18,635	75,320	58,540
Total Adjusted gross margin	36,591	36,943	115,432	105,489

Operating expenses	(19,119)	(17,048)	(53,676)	(52,304)
General and administrative	(10,669)	(11,315)	(36,132)	(35,196)
Depreciation and amortization	(12,343)	(10,395)	(35,768)	(30,569)
Gain (loss) on disposal of assets, net	14	(533)	(1,395)	(1,193)
Total gain (loss) on commodity derivatives	3,471	(762)	(1,449)	(730)
Net cash (receipts) payments for commodity derivatives settled during the period	7,503	105	15,918	(483)
Early settlement of commodity derivatives (1)	(8,745)	—	(8,745)	—
Non-cash inventory costing adjustment	(3,662)	—	(2,671)	—
Other non-cash items	—	(357)	(302)	(730)
Operating loss	$(6,959)	$(3,362)	$(8,788)	$(15,716)

(1)	Due to its non-recurring nature, we excluded this transaction in calculating Adjusted EBITDA.

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in thousands)
TOTAL REVENUES	$259,583	$428,591	$899,356	$1,294,405

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	224,425	392,662	781,173	1,190,859
Operating expense	19,119	17,048	53,676	52,304
General and administrative	10,669	11,315	36,132	35,196
Depreciation and amortization	12,343	10,395	35,768	30,569
(Gain) loss on disposal of assets, net	(14)	533	1,395	1,193
Total costs and expenses	266,542	431,953	908,144	1,310,121

OPERATING LOSS	(6,959)	(3,362)	(8,788)	(15,716)

OTHER INCOME (EXPENSE)
Interest expense	(1,514)	(2,406)	(4,069)	(7,957)
Loss on extinguishment of debt	—	—	—	(1,634)
Other income, net	107	—	470	506

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,366)	(5,768)	(12,387)	(24,801)

Income tax (expense) benefit	(82)	158	(333)	2
LOSS FROM CONTINUING OPERATIONS	(8,448)	(5,610)	(12,720)	(24,799)

DISCONTINUED OPERATIONS (1)
Net loss from discontinued operations	—	—	—	(9,608)

NET LOSS	$(8,448)	$(5,610)	$(12,720)	$(34,407)

(1)	In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Consolidated Results

	Three months ended September 30,
	2015	2014	Change

	(in thousands)
Segment Adjusted EBITDA (1)
Crude oil pipelines and storage	$5,988	$5,301	$687
Crude oil supply and logistics	(1,276)	5,477	(6,753)
Refined products terminals and storage	2,261	2,525	(264)
NGL distribution and sales	6,135	2,256	3,879
Corporate and other	(2,661)	(5,966)	3,305
Total Adjusted EBITDA	10,447	9,593	854
Depreciation and amortization	(12,343)	(10,395)	(1,948)
Interest expense	(1,514)	(2,406)	892
Income tax (expense) benefit	(82)	158	(240)
Gain (loss) on disposal of assets, net	14	(533)	547
Unit-based compensation	(323)	(578)	255
Total gain (loss) on commodity derivatives	3,471	(762)	4,233
Net cash (receipts) payments for commodity derivatives settled during the period	7,503	105	7,398
Early settlement of commodity derivatives	(8,745)	—	(8,745)
Non-cash inventory costing adjustment	(3,662)	—	(3,662)
Corporate overhead support from general partner	(3,000)	—	(3,000)
Transaction costs and other	(214)	(792)	578
Net loss	$(8,448)	$(5,610)	$(2,838)

(1)	See further analysis of Adjusted EBITDA of each reportable segment below.

Corporate and other Adjusted EBITDA. Corporate and other Adjusted EBITDA primarily represents corporate expenses not allocated to reportable segments. Such expenses decreased to $2.7 million for the three months ended September 30, 2015 from $6.0 million for the three months ended September 30, 2014. The decrease was primarily due to $3.0 million of expenses incurred by us during the three months ended September 30, 2015, that were absorbed by our general partner and not passed through to us.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended September 30, 2015 increased to $12.3 million from $10.4 million for the three months ended September 30, 2014. The increase was primarily due to the expansions of our Silver Dollar Pipeline System in the fourth quarter of 2014. Our average depreciable asset base increased from $259.2 million during the three months ended September 30, 2014 to $335.4 million during the three months ended September 30, 2015.

Interest expense. Interest expense for the three months ended September 30, 2015 decreased to $1.5 million from $2.4 million for the three months ended September 30, 2014. The decrease was primarily due to the repayment of a substantial portion of our revolving credit facility utilizing a portion of the proceeds from our initial public offering completed on October 7, 2014. Our average borrowings decreased from $196.7 million for the three months ended September 30, 2014 to $158.3 million for the three months ended September 30, 2015.

Gain (loss) on disposal of assets, net. The gain on disposal of assets, net for the three months ended September 30, 2015 was insignificant compared to a loss of $0.5 million for the three months ended September 30, 2014. The change is primarily due to a decrease in scrapped cylinder assets associated with our propane cylinder exchange business.

Total gain (loss) on commodity derivatives and net cash (receipts) payments for commodity derivatives settled during the period. The changes in both total gain (loss) on commodity derivatives and net cash (receipts) payments for commodity derivatives settled during the period are due to the more favorable position of our crude oil and propane hedges during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Early settlement of commodity derivatives. In August 2015, we paid approximately $8.7 million to settle all of our outstanding propane financial swap contracts that were scheduled to mature at various dates through April 2017. Due to the non-recurring nature, we have excluded the $8.7 million one-time early settlement of commodity derivatives in calculating Adjusted EBITDA.

Non-cash inventory costing adjustment. We use the first-in, first-out (“FIFO”) method to calculate the cost of our crude oil inventory.  During the first quarter of 2015, we entered into several fixed price forward sale contracts that settle during the third and fourth quarters of this year.  We will physically hold the crude oil inventory associated with these forward sales contracts until the time of the sale.  The non-cash inventory costing adjustment reflects the difference between the actual purchase price for this crude oil inventory and the cost calculated under the FIFO method.  As a result, we have excluded the $3.7 million non-cash inventory costing adjustment in calculating Adjusted EBITDA, which will result in realization of the actual cost of this inventory in the same period when the inventory is physically sold.

Corporate overhead support from general partner. Corporate overhead support from general partner of $3.0 million represents expenses incurred by us during the three months ended September 30, 2015, that were absorbed by our general partner and not passed through to us.

Segment Operating Results

Crude Oil Pipelines and Storage

	Three months ended September 30,
	2015	2014	Change

	(in thousands, unless otherwise noted)
Volumes:
Crude oil pipeline throughput (Bbls/d) (1)	28,240	20,411	7,829

Revenues:
Crude oil sales	$23,639	$15,341	$8,298
Gathering, transportation and storage fees	3,600	3,651	(51)
Other revenues	620	403	217
Total Revenues (2)	27,859	19,395	8,464

Cost of sales, excluding depreciation and amortization (3) (4)	(20,739)	(12,894)	(7,845)
Adjusted gross margin	7,120	6,501	619

Operating expenses (4)	(971)	(1,011)	40
General and administrative (4)	(161)	(189)	28
Segment Adjusted EBITDA	$5,988	$5,301	$687

(1)

Represents the average daily throughput volume in our crude oil pipelines operations. The volumes in our crude oil storage operations have no effect on operations as we receive a set fee per month that does not fluctuate with the volume of crude oil stored.

(2)	Includes intersegment revenues of $0.9 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. The intersegment revenues were eliminated upon consolidation.

(3)

Includes intersegment cost of sales, excluding depreciation and amortization of $20.5 million and $11.2 million for the three months ended September 30, 2015 and 2014, respectively. The intersegment cost of sales, excluding depreciation and amortization were eliminated upon consolidation.

(4)

Certain non-cash or non-recurring expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Crude oil pipeline throughput volumes increased to 28,240 barrels per day for the three months ended September 30, 2015 from 20,411 barrels per day for the three months ended September 30, 2014. The increase was due to the expansions of the Silver Dollar Pipeline System since the third quarter of 2014.

Adjusted gross margin. Adjusted gross margin increased to $7.1 million for the three months ended September 30, 2015 from $6.5 million for the three months ended September 30, 2014. The increase was primarily due to the increase in crude oil throughput volume ($2.0 million), partially offset by a decrease in crude oil sales margin ($1.4 million).

Crude Oil Supply and Logistics

	Three months ended September 30,
	2015	2014	Change

	(in thousands, unless otherwise noted)
Volumes:
Crude oil sales (Bbls/d) (1)	65,043	43,063	21,980

Revenues:
Crude oil sales (2)	$203,586	$367,518	$(163,932)
Gathering, transportation and storage fees	2,317	2,638	(321)
Other revenues	6	24	(18)
Total Revenues	205,909	370,180	(164,271)

Cost of sales, excluding depreciation and amortization (3) (4)	(204,627)	(361,946)	157,319
Adjusted gross margin	1,282	8,234	(6,952)

Operating expenses (4)	(1,706)	(1,937)	231
General and administrative (4)	(853)	(853)	—
Other income, net	1	33	(32)
Segment Adjusted EBITDA	$(1,276)	$5,477	$(6,753)

(1)	Represents the average daily sales volume in our crude oil supply and logistics operations.

(2)	Includes intersegment revenues of $19.4 million and $11.2 million for the three months ended September 30, 2015 and 2014, respectively. The intersegment revenues were eliminated upon consolidation.

(3)

Includes intersegment cost of sales, excluding depreciation and amortization of $0.9 million for the three months ended September 30, 2015. The intersegment cost of sales, excluding depreciation and amortization were eliminated upon consolidation.

(4)

Certain non-cash or non-recurring expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Crude oil sales volumes increased to 65,043 barrels per day for the three months ended September 30, 2015 from 43,063 barrels per day for the three months ended September 30, 2014. The increase was primarily due to the growth of our market share in the Permian Basin related to the expansions of the Silver Dollar Pipeline System since the third quarter of 2014 and new contracts signed in the first half of 2015.

Adjusted gross margin. Adjusted gross margin decreased to $1.3 million for the three months ended September 30,  2015 from $8.2 million for the three months ended September 30, 2014 primarily  due to a  decrease in crude oil sales margin ($7.4 million) partially offset by an increase in crude oil sales volumes ($0.4 million), as explained above. The decrease in crude oil sales margin is primarily due to the impact of the current lower-priced crude oil market on margin per barrel and the lack of any market dislocation opportunities in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Operating expenses. Operating expenses decreased to $1.7 million for the three months ended September 30, 2015 from $1.9 million for the three months ended September 30, 2014. The decrease was primarily due to a $0.3 million decrease in employee compensation expenses related to changes in our personnel structure in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Refined Products Terminals and Storage

	Three months ended September 30,
	2015	2014	Change

	(in thousands, unless otherwise noted)
Volumes:
Terminal and storage throughput (Bbls/d) (1)	66,967	67,628	(661)

Revenues:
Refined products sales	$997	$709	$288
Refined products terminals and storage fees	3,404	3,130	274
Total Revenues	4,401	3,839	562

Cost of sales, excluding depreciation and amortization (2)	(921)	(266)	(655)
Adjusted gross margin	3,480	3,573	(93)

Operating expenses (2)	(968)	(570)	(398)
General and administrative (2)	(252)	(481)	229
Other income	1	3	(2)
Segment Adjusted EBITDA	$2,261	$2,525	$(264)

(1)	Represents the average daily throughput volume in our refined products terminals and storage segment.

(2)

Certain non-cash or non-recurring expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Volumes decreased to 66,967 barrels per day for the three months ended September 30, 2015 from 67,628 for the three months ended September 30, 2015. The decrease was primarily due to increased competition in our area of operations.

Revenues. Revenues increased to $4.4 million for the three months ended September 30, 2015 from $3.8 million for the three months ended September 30, 2014. The increase was primarily due to an increase in refined products sales revenue of $0.3 million related to the addition of butane blending capabilities at our North Little Rock Terminal in the second quarter of 2015. An additional increase in terminal throughput and additive fees of $0.3 million was related to changes in our terminaling agreements in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Cost of Sales, excluding depreciation and amortization. Cost of sales, excluding depreciation and amortization, increased to $0.9 million for the three months ended September 30, 2015 from $0.3 million for the three months ended September 30, 2014. The increase was primarily due to an increase in refined products sales volumes.

Operating Expenses. Operating expenses increased to $1.0 million for the three months ended September 30, 2015 from $0.6 million for the three months ended September 30, 2014. The increase was primarily due to the recording of a non-recurring charge of $0.2 million at our North Little Rock, Arkansas terminal in September 2015, related to the final settlement of under-delivered product volumes with one of our customers.

General and administrative. General and administrative decreased to $0.3 million for the three months ended September 30, 2015 from $0.5 million for the three months ended September 30, 2014. The decrease is due to the reorganization of certain support personnel associated with our refined product terminals in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

NGL Distribution and Sales

	Three months ended September 30,
	2015	2014	Change

	(in thousands, unless otherwise noted)
Volumes:
NGL and refined product sales (Mgal/d) (1)	175	176	(1)

Revenues:
Gathering, transportation and storage fees	$1,413	$1,892	$(479)
NGL and refined product sales	33,777	41,763	(7,986)
Other revenues	2,831	2,836	(5)
Total Revenues	38,021	46,491	(8,470)

Cost of sales, excluding depreciation and amortization (2)	(13,312)	(27,856)	14,544
Adjusted gross margin	24,709	18,635	6,074

Operating expenses (2)	(15,492)	(13,291)	(2,201)
General and administrative (2)	(3,211)	(3,214)	3
Other income, net	129	126	3
Segment Adjusted EBITDA	$6,135	$2,256	$3,879

(1)	Represents the average daily sales volume in our NGL distribution and sales segment.

(2)

Certain non-cash or non-recurring expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Adjusted gross margin. Adjusted gross margin increased to $24.7 million for the three months ended September 30, 2015 from $18.6 million for the three months ended September 30, 2014. The increase was primarily due to an increase in the average NGL and refined products sales margin ($6.2 million) partially offset by a decrease in NGL and refined product sales volumes ($0.2 million). The average sales margin of NGL and refined products increased due to more favorable market conditions in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Sales volumes were relatively flat in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Operating expenses. Operating expenses increased to $15.5 million for the three months ended September 30, 2015 from $13.3 million for the three months ended September 30, 2014. The increase was primarily due to an increase in employee costs of $1.5 million related to increases in operating personnel from the Southern acquisition and organic growth projects. An additional increase of $0.5 million in fleet and distribution expenses was related to increases in repairs and maintenance in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Consolidated Results

	Nine months ended September 30,
	2015	2014	Change

	(in thousands)
Segment Adjusted EBITDA (1)
Crude oil pipelines and storage	$17,593	$15,447	$2,146
Crude oil supply and logistics	394	7,139	(6,745)
Refined products terminals and storage	7,601	7,666	(65)
NGL distribution and sales	23,083	9,902	13,181
Discontinued operations (2)	—	983	(983)
Corporate and other	(15,971)	(19,502)	3,531
Total Adjusted EBITDA	32,700	21,635	11,065
Depreciation and amortization	(35,768)	(30,569)	(5,199)
Interest expense	(4,069)	(7,957)	3,888
Loss on extinguishment of debt	—	(1,634)	1,634
Income tax (expense) benefit	(333)	2	(335)
Loss on disposal of assets, net	(1,395)	(1,193)	(202)
Unit-based compensation	(875)	(1,163)	288
Total gain (loss) on commodity derivatives	(1,449)	(730)	(719)
Net cash (receipts) payments for commodity derivatives settled during the period	15,918	(483)	16,401
Early settlement of commodity derivatives	(8,745)	—	(8,745)
Non-cash inventory costing adjustment	(2,671)	—	(2,671)
Corporate overhead support from general partner	(3,000)	—	(3,000)
Transaction costs and other	(3,033)	(1,724)	(1,309)
Discontinued operations (2)	—	(10,591)	10,591
Net loss	$(12,720)	$(34,407)	$21,687

(1)	See further analysis of Adjusted EBITDA of each reportable segment below.

(2)	In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

Corporate and other Adjusted EBITDA. Corporate and other Adjusted EBITDA primarily represents corporate expenses not allocated to reportable segments. Such expenses decreased to $16.0 million for the nine months ended September 30, 2015 from $19.5 million for the nine months ended September 30, 2014. The decrease was primarily due to $3.0 million of expenses incurred by us during the nine months ended September 30, 2015, that were absorbed by our general partner and not passed through to us. An additional decrease of $2.7 million in professional and consulting fees was related to expenses associated with the IPO in the nine months ended September 30, 2014. These decreases were partially offset by an increase of $2.1 million in employee expenses related to an increase in corporate personnel to support our business in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2015 increased to $35.8 million from $30.6 million for the nine months ended September 30, 2014. The increase was primarily due to the expansions of our Silver Dollar Pipeline System in the fourth quarter of 2014. Our average depreciable asset base increased from $256.8 million during the nine months ended September 30, 2014 to $319.8 million during the nine months ended September 30, 2015.

Interest expense. Interest expense for the nine months ended September 30, 2015 decreased to $4.1 million from $8.0 million for the nine months ended September 30, 2014. The decrease was primarily due to the repayment of a substantial portion of our revolving credit facility utilizing a portion of the proceeds from our initial public offering completed on October 7, 2014. Our average borrowings decreased from $205.5 million for the nine months ended September 30, 2014 to $132.8 million for the nine months ended September 30, 2015.

Loss on extinguishment of debt. Loss on extinguishment of debt of $1.6 million for the nine months ended September 30, 2014 relates to the write off of deferred financing costs associated with extinguishment of our 2011 revolving credit facility in February 2014.

Total gain (loss) on commodity derivatives and net cash (receipts) payments for commodity derivatives settled during the period. The changes in both total gain (loss) on commodity derivatives and net cash (receipts) payments for commodity derivatives settled during the period are due to the more favorable position of our crude oil and propane hedges during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Early settlement of commodity derivatives. In August 2015, we paid approximately $8.7 million to settle all of our outstanding propane financial swap contracts that were scheduled to mature at various dates through April 2017. Due to the non-recurring nature, we have excluded the $8.7 million early settlement of commodity derivatives in calculating Adjusted EBITDA.

Non-cash inventory costing adjustment. We use the FIFO method to calculate the cost of our crude oil inventory.  During the first quarter of 2015, we entered into several fixed price forward sale contracts that settle during the third and fourth quarters of this year.  We will physically hold the crude oil inventory associated with these forward sales contracts until the time of the sale.  The non-cash inventory costing adjustment reflects the difference between the actual purchase price for this crude oil inventory and the cost calculated under the FIFO method.  As a result, we have excluded the $2.7 million non-cash inventory costing adjustment in calculating Adjusted EBITDA, which will result in realization of the actual cost of this inventory in the same period when the inventory is physically sold.

Corporate overhead support from general partner. Corporate overhead support from general partner of $3.0 million represents expenses incurred by us during the nine months ended September 30, 2015, that were absorbed by our general partner and not passed through to us.

Transaction costs and other non-cash items. Transaction costs and other non-cash items increased for the nine months ended September 30, 2015 to $3.0 million from $1.7 million for the nine months end September 30, 2014. The increase was primarily due to $1.1 million of expenses related to changes in our management structure and personnel in the nine months ended September 30, 2015 and an increase in transaction costs of $1.1 million. These increases  were partially offset by a decrease in non-cash vacation expenses of $0.8 million related to changes in our management structure and personnel in the nine months ended September 30, 2015.

Segment Operating Results

Crude Oil Pipelines and Storage

	Nine months ended September 30,
	2015	2014	Change

	(in thousands, unless otherwise noted)
Volumes:
Crude oil pipeline throughput (Bbls/d) (1)	28,704	19,875	8,829

Revenues:
Crude oil sales	$50,221	$47,748	$2,473
Gathering, transportation and storage fees	10,596	10,850	(254)
Other revenues	1,766	1,222	544
Total Revenues (2)	62,583	59,820	2,763

Cost of sales, excluding depreciation and amortization (3) (4)	(41,466)	(40,952)	(514)
Adjusted gross margin	21,117	18,868	2,249

Operating expenses (4)	(3,032)	(2,946)	(86)
General and administrative (4)	(492)	(475)	(17)
Segment Adjusted EBITDA	$17,593	$15,447	$2,146

(1)

Represents the average daily throughput volume in our crude oil pipelines operations. The volumes in our crude oil storage operations have no effect on operations as we receive a set fee per month that does not fluctuate with the volume of crude oil stored.

(2)	Includes intersegment revenues of $1.8 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively. The intersegment revenues were eliminated upon consolidation.

(3)

Includes intersegment cost of sales, excluding depreciation and amortization of $40.5 million and $36.5 million for the nine months ended September 30, 2015 and 2014, respectively. The intersegment cost of sales, excluding depreciation and amortization, were eliminated upon consolidation.

(4)

Certain non-cash or non-recurring expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Crude oil pipeline throughput volumes increased to 28,704 barrels per day for the nine months ended September 30, 2015 from 19,875 barrels per day for the nine months ended September 30, 2014. The increase was due to the expansions of the Silver Dollar Pipeline System since the third quarter of 2014.

Adjusted gross margin. Adjusted gross margin increased to $21.1 million for the nine months ended September 30, 2015 from $18.9 million for the nine months ended September 30, 2014. The increase was primarily due to the increase in crude oil throughput volume ($3.2 million), as explained above, partially offset by a decrease in crude oil sales margin ($0.8 million) and a decrease in storage fees ($0.2 million). The decrease in storage fees is due to a service outage that occurred to make repairs to a portion of our storage tanks in January 2015.

Crude Oil Supply and Logistics

	Nine months ended September 30,
	2015	2014	Change

	(in thousands, unless otherwise noted)
Volumes:
Crude oil sales (Bbls/d) (1)	69,777	42,630	27,147

Revenues:
Crude oil sales (2)	$722,077	$1,090,745	$(368,668)
Gathering, transportation and storage fees	5,754	8,582	(2,828)
Other revenues	60	80	(20)
Total Revenues	727,891	1,099,407	(371,516)

Cost of sales, excluding depreciation and amortization (3) (4)	(719,420)	(1,084,705)	365,285
Adjusted gross margin	8,471	14,702	(6,231)

Operating expenses (4)	(5,572)	(5,045)	(527)
General and administrative (4)	(2,507)	(2,586)	79
Other income, net	2	68	(66)
Segment Adjusted EBITDA	$394	$7,139	$(6,745)

(1)	Represents the average daily sales volume in our crude oil supply and logistics operations.

(2)	Includes intersegment revenues of $41.6 million and $36.5 million in the nine months ended September 30, 2015 and 2014, respectively. The intersegment revenues were eliminated upon consolidation.

(3)

Includes intersegment cost of sales, excluding depreciation and amortization of $1.8 million and $0.1 million in the nine months ended September 30, 2015 and 2014, respectively. The intersegment cost of sales, excluding depreciation and amortization were eliminated upon consolidation.

(4)

Certain non-cash or non-recurring expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Crude oil sales volumes increased to 69,777 barrels per day for the nine months ended September 30, 2015 from 42,630 barrels per day for the nine months ended September 30, 2014. The increase was primarily due to the growth of our market share in the Permian Basin related to the expansions of the Silver Dollar Pipeline System since the third quarter of 2014 and new contracts signed in the first half of 2015.

Adjusted gross margin. Adjusted gross margin decreased to $8.5 million for the nine months ended September 30, 2015 from $14.7 million for the nine months ended September 30, 2014 primarily due to a decrease in crude oil sales margin ($9.5 million), partially offset by an increase in crude oil sales volume ($3.3 million), as explained above. The decrease in crude oil sales margin is primarily due to the impact of the current lower-priced crude oil market on margin per barrel and the lack of any market dislocation opportunities in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Operating expenses. Operating expenses increased to $5.6 million for the nine months ended September 30, 2015 from $5.0 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in insurance premiums in the nine months ended September 30, 2015.

Refined Products Terminals and Storage

	Nine months ended September 30,
	2015	2014	Change

	(in thousands, unless otherwise noted)
Volumes:
Terminal and storage throughput (Bbls/d) (1)	63,954	65,100	(1,146)

Revenues:
Refined products sales	$4,856	$8,984	$(4,128)
Refined products terminals and storage fees	9,756	8,744	1,012
Total Revenues	14,612	17,728	(3,116)

Cost of sales, excluding depreciation and amortization (2)	(4,088)	(4,349)	261
Adjusted gross margin	10,524	13,379	(2,855)

Operating expenses (2)	(2,339)	(4,570)	2,231
General and administrative (2)	(589)	(1,152)	563
Other income	5	9	(4)
Segment Adjusted EBITDA	$7,601	$7,666	$(65)

(1)	Represents the average daily throughput volume in our refined products terminals and storage segment.

(2)

Certain non-cash or non-recurring expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Volumes decreased to 63,954 barrels per day for the nine months ended September 30, 2015 from 65,100 for the nine months ended September 30, 2014. The decrease was primarily due to increased competition in our area of operations.

Revenues. Revenues decreased to $14.6 million for the nine months ended September 30, 2015 from $17.7 million for the nine months ended September 30, 2014. The decrease was primarily due to a decrease in refined product sales revenue of $4.1 million from a decrease in both refined product sales volumes ($1.4 million) and commodities prices ($2.7 million) in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decrease was partially offset by an increase in terminal throughput and additive fees of $0.7 million related to changes in our terminaling agreements in the nine months ended September 30, 2015 and an increase in storage fees of $0.3 million.

Cost of sales, excluding depreciation and amortization. Cost of sales, excluding depreciation and amortization, decreased to $4.1 million for the nine months ended September 30, 2015 from $4.3 million for the nine months ended September 30, 2014. The decrease was primarily due to the decrease in refined product commodities prices in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Operating expenses. Operating expenses decreased to $2.3 million for the nine months ended September 30, 2015 from $4.6 million for the nine months ended September 30, 2014. The decrease was primarily due to the recording of a non-recurring charge of $2.7 million at our North Little Rock, Arkansas terminal in June 2014, related to the settlement of under-delivered product volumes with our North Little Rock customers. This decrease was offset by increases of $0.2 million related the final settlement of the under-delivered product volumes with a certain customer in the third quarter of 2015 and $0.2 million related to expenses incurred in connection with inadvertent product releases during the nine months ended September 30, 2015.

General and administrative. General and administrative expenses decreased to $0.6 million for the nine months ended September 30, 2015 from $1.2 million for the nine months ended June 30, 2014. The decrease was primarily due to changes in our management structure and personnel in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

NGL Distribution and Sales

	Nine months ended September 30,
	2015	2014	Change

	(in thousands, unless otherwise noted)
Volumes:
NGL and refined product sales (Mgal/d) (1)	209	190	19

Revenues:
Gathering, transportation and storage fees	$4,680	$4,541	$139
NGL and refined product sales (2)	122,260	140,585	(18,325)
Other revenues	8,720	8,864	(144)
Total Revenues	135,660	153,990	(18,330)

Cost of sales, excluding depreciation and amortization (3)	(60,340)	(95,450)	35,110
Adjusted gross margin	75,320	58,540	16,780

Operating expenses (3)	(42,500)	(39,037)	(3,463)
General and administrative (3)	(9,944)	(10,051)	107
Other income, net	207	450	(243)
Segment Adjusted EBITDA	$23,083	$9,902	$13,181

(1)	Represents the average daily sales volume in our NGL distribution and sales segment.

(2)	Includes intersegment revenues of $0.1 million for the nine months ended September 30, 2015. The intersegment revenues were eliminated upon consolidation.

(3)

Certain non-cash or non-recurring expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Adjusted gross margin. Adjusted gross margin increased to $75.3 million for the nine months ended September 30, 2015 from $58.5 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in the average NGL and refined product sales margin ($9.9 million) combined with an increase in NGL and refined products sales volume ($6.9 million). The average sales margin of NGL and refined products increased due to more favorable market conditions in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  Sales volumes increased as a result of organic growth in our customer base and the acquisition of Southern Propane in May 2015.

Operating expenses. Operating expenses increased to $42.5 million for the nine months ended September 30, 2015 from $39.0 million for the nine months ended September 30, 2014. The increase was primarily due to increases in employee costs of $2.7 million and distribution expenses of $0.5 million related to the increased sales volumes.

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

Distributions

We intend to pay a minimum quarterly distribution of $0.3250 per unit per quarter, which equates to approximately $12.0 million per quarter, or $48.0 million per year, calculated based on the number of common and subordinated units outstanding as of November 6, 2015 and estimated unvested phantom units under our long-term incentive plan. We do not have a legal obligation to pay this distribution, except as provided in our partnership agreement. We currently estimate that our distributable cash flow in certain quarters of 2015 will be less than our anticipated distributions to unitholders during those periods. This shortfall is expected to be temporary and will be funded with borrowings from our revolving credit facility and corporate overhead support from our general partner. A distribution of $0.3250 per common unit and subordinated unit for the three months ended September 30, 2015 was declared on October 23, 2015 and will be paid on November 13, 2015 to unitholders of record as of November 6, 2015.

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

•                                          prior to our issuance of certain unsecured notes, a consolidated net total leverage ratio of not more than 4.50, which requirement to maintain a certain consolidated net total leverage ratio is subject to a provision for (i) increases up to 5.00 in connection with certain future acquisitions and (ii) from and after our issuance of certain unsecured notes, a consolidated net total leverage ratio of not more than 5.00, which requirement to maintain a certain consolidated net total ratio is subject to increase up to 5.50 in connection with certain future acquisitions; and

•                                          from and after our issuance of certain unsecured notes, a consolidated senior secured net leverage ratio of not more than 3.50.

Our revolving credit facility contains restrictions on our engaging in certain commodity transactions with respect to our crude oil logistics business. Pursuant to Amendment No. 4 dated as of November 6, 2015, we expanded the physical and financial swap transactions that are permitted in connection with our crude oil logistics business hedging program. Beginning in March 2015, we were inadvertently not in full compliance with previously existing restrictions under our revolving credit facility due to our engaging in certain financial swap contracts with a lender in our revolving credit facility. Such noncompliance was waived pursuant to Amendment No. 4. The financial swap contracts were executed as a part of our normal course hedging practices in compliance with our risk management policy and are now permitted under the terms of Amendment No. 4.

As of October 31, 2015, we had $161.0 million of outstanding borrowings under our revolving credit facility and a remaining borrowing capacity of $86.2 million thereunder. Issued and outstanding letters of credit, which reduced borrowing capacity, totaled $27.8 million as of October 31, 2015.

Borrowings under our revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate of Bank of America, and (3) LIBOR, subject to certain adjustments, plus 1.00% or (b) LIBOR, in each case plus an applicable margin (base rate, LIBOR and applicable margin each as defined in our revolving credit facility). As of September 30, 2015, the applicable margin for base rate loans under our revolving credit facility range from 0.75% to 2.00% and the applicable margin for LIBOR loans range from 1.75% to 3.00%, in each case based on our consolidated net total leverage ratio.

Cash Flow

Cash provided by (used in) operating activities, investing activities and financing activities were as follows for the periods indicated:

	Nine months ended September 30,
	2015	2014

	(in thousands)
Operating activities	$24,266	$23,710
Investing activities	(68,122)	(24,057)
Financing activities	49,060	7,046

Cash provided by operating activities.    Cash provided by operating activities was $24.3 million for the nine months ended September 30, 2015 compared to $23.7 million for the nine months ended September 30, 2014. The $0.6 million increase was primarily attributable to an $11.1 million increase in total Adjusted EBITDA, partially offset by an $8.7 million decrease from the early settlement of our outstanding propane financial swap contracts and a $2.0 million decrease from the timing of collections and payments.

Cash used in investing activities.    Cash used in investing activities was $68.1 million for the nine months ended September 30, 2015 compared to $24.1 million for the nine months ended September 30, 2014. The $44.0 million increase was primarily due to an increase in capital expenditures of $23.4 million in the nine months ended September 30, 2015 associated with our organic growth projects and $12.6 million related to the acquisition of Southern Propane in 2015, partially offset by a $9.3 million decrease in proceeds from the sale of assets.

Cash provided by financing activities.    Cash provided by financing activities was $49.1 million for the nine months ended September 30, 2015 compared to $7.0 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, cash provided by financing activities included net borrowings under our revolving credit facility and other debt of $83.7 million, partially offset by distributions to unitholders of $35.0 million. For the nine months ended September 30, 2014, cash provided by financing activities included net borrowings under our revolving credit facility and other debt of $12.2 million and $48.0 million of cash provided by the issuance of common and preferred units, partially offset by $52.0 million used to purchase the Dropdown Assets.

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

Our capital expenditures were $70.3 million for the nine months ended September 30, 2015, which included capital expenditures for acquisitions of $12.6 million. As of September 30, 2015, we have spent approximately $57.7 million on capital expenditures, excluding acquisitions, of which $4.0 million represents maintenance capital expenditures and $53.7 million represents growth capital expenditures. We expect growth capital expenditures for the year ending December 31, 2015 to range from $75.0 million to $100.0 million, with the substantial majority of these investments to be made on our Silver Dollar Pipeline system. This estimated range of growth capital expenditures does not include capital expenditures for acquisitions made in the nine months ended September 30, 2015 of $12.6 million or any potential third party acquisitions that we will continue to evaluate throughout 2015.

Although we intend to move forward with our planned internal growth projects, we may further revise the timing and scope of these projects as necessary to adapt to existing economic conditions and the benefits expected to accrue to our unitholders from our expansion activities. We expect to fund our growth capital expenditures with one or more of borrowings under our revolving credit facility and a combination of debt and equity issuances.

Working Capital

Our working capital is the amount by which our current assets exceed our current liabilities and is a measure of our ability to pay our liabilities as they come due. Our working capital was $32.5 million and $26.3 million as of September 30, 2015, and December 31, 2014, respectively.

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

We do not have direct exposure to commodity price changes in our crude oil pipelines and storage segment. In our crude oil supply and logistics business, we purchase and take title to a portion of the crude oil that we sell, which exposes us to changes in the price of crude oil in our sales markets. We manage this commodity price risk by limiting our net open positions and through the concurrent purchase and sale of like quantities of crude oil that are intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered. During the nine months ended September 30, 2015, we also entered into fixed price forward sales contracts related to certain barrels of oil held in inventory and fixed price swap contracts to manage commodity price risk on anticipated physical crude oil sales.  In our refined products terminals and storage segment, we sell excess volumes of refined products and our gross margin is impacted by changes in the market prices for these sales. We may execute forward sales contracts or financial swaps to reduce the risk of commodity price changes in this segment. In our NGL distribution and sales business, we are generally able to pass through the cost of products through sales prices to our customers. To the extent we enter into fixed price product sales contracts in this business, we generally hedge our supply costs using fixed price forward contracts and swap contracts. In our cylinder exchange business, we sell approximately half of our volumes pursuant to contracts of generally one to three years in duration, which allow us to re-negotiate prices at the time of contract renewal, and we sell the remaining volumes on demand or under month-to-month contracts and generally adjust prices on these contracts on an annual basis. We hedge a large majority of the forecasted volumes under our long-term contracts using financial swaps, and we may also use financial swaps to manage commodity price risk on our month-to-month contracts. At times we may also terminate or unwind hedges or a portion of hedges in order to meet cash flow objectives or when the expected future volumes do not support the level of hedges. In our NGL transportation business, we do not take title to the products we transport and therefore have no direct commodity price exposure

Sensitivity analysis. The table below summarizes our commodity-related financial derivative instruments and fair values, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity.

	Maturity	Notional Volume	Fair Value Asset/(Liability)	Effect of Hypothetical 10% Change

			(in thousands)
Fixed Price Swaps:
Propane (Gallons)	Oct 2015 - Jul 2017	11,633,014	$363	$533
Crude Oil (Barrels)	Nov 2015 - Dec 2015	—	(217)	—
Fixed Price Forward Contracts:
Crude Oil (Barrels)	Oct 2015 - Jul 2016	(200,000)	2,129	917

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

In August 2015, we paid approximately $8,745,000 to settle all of our then-outstanding propane financial swap contracts that were scheduled to mature at various dates through April 2017. We simultaneously executed new propane financial swap contracts at then current forward market prices for the purpose of economically hedging a substantial majority of our fixed price propane sales contracts through July 2017.

Interest rate risk. Our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of September 30, 2015, none of our outstanding debt is economically hedged. Based on our overall interest rate exposure to variable rate debt outstanding as of September 30, 2015, a 1% increase or decrease in interest rates would change interest expense by approximately $1.7 million.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures because of the material weaknesses in our internal control over financial reporting discussed below.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not have sufficient personnel with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirement. As a result, we did not design and maintain:

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

These material weaknesses resulted in audit adjustments and a restatement of our 2012  and 2011 annual financial statements and our interim financial statements for the period ended March 31, 2013 and 2012. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of Material Weakness

Business Combinations

Management has implemented the following changes in internal control over financial reporting for business combinations:

•	We implemented internal controls over the valuation of assets acquired and liabilities assumed.

•	We implemented internal controls over the integration of accounting policies and compliance with industry standards and regulations.

•	We implemented internal controls over properly recording the assets acquired and liabilities assumed.

In the third quarter of 2015, we completed our remediation activities by testing the operating effectiveness of the newly implemented controls and found them to be effective. As a result, we have concluded that the material weakness related to business combinations has been remediated as of September 30, 2015.

Accounting Personnel and Policies and Information Technology

We have made significant progress towards remediating these material weaknesses in our internal control over financial reporting and are implementing additional processes and controls designed to address the underlying causes of the material weaknesses.

Accounting Personnel

During 2013 and 2014, we hired multiple accounting professionals with adequate accounting and financial reporting experience in various roles in the accounting organization. Key roles include: Chief Accounting Officer, Director of Corporate Accounting, Director of Financial Reporting, Manager of Financial Reporting, Director of Internal Audit and Manager of Internal Audit. There were no significant hires within Accounting for the quarter ended September 30, 2015

Accounting Policies and Review Controls

We have implemented controls over GAAP and SEC reporting and disclosures. Controls include but are not limited to: the performance and review of monthly account reconciliations; the implementation and review of a formal accounting closing checklist; review and approval of manual journal entries; the formation of a disclosure control committee and the quarterly committee meeting to review our periodic SEC filings; the performance and review of the reconciliation of financial statements to the corresponding supporting documents. There were no changes to our accounting policies and review controls for the quarter ended September 30, 2015.

Information Technology

Management is in the process of testing the operating effectiveness of our information technology general controls. There were no changes to the design of our information technology general controls as of the quarter ended September 30, 2015.

During the course of implementing additional processes and controls, as well as controls operating effectiveness testing, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weaknesses described above. As we continue to evaluate and improve our internal control over financial reporting, we may determine to take additional measures to address material weaknesses or determine to modify certain of the remediation measures.

The effectiveness of our remediation will be tested by both management and our external auditors at the end of 2015.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.Other Information.

Our revolving credit facility contains restrictions on our engaging in certain commodity transactions with respect to our crude oil logistics business. On November 6, 2015, we entered into Amendment No. 4 to our revolving credit agreement by and among the Partnership, Bank of America, N.A., as Administrative Agent, and the lenders party thereto, pursuant to which we expanded the physical and financial swap transactions that are permitted in connection with our crude oil logistics business hedging program. Beginning in March 2015, we were inadvertently not in full compliance with previously existing restrictions under our revolving credit facility due to our engaging in certain financial swap contracts with a lender in our revolving credit facility. Such noncompliance was waived pursuant to Amendment No. 4.  These financial swap contracts were executed as a part of our normal course hedging practices in compliance with our risk management policy and are now permitted under the terms of Amendment No. 4.

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

10.1**	Amendment No. 4, dated November [5], 2015, to Credit Agreement by and among JP Energy Partners LP, as Borrower, Bank of America, N.A., as Administrative Agent, and other parties thereto.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

*Previously filed

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JP ENERGY PARTNERS LP

	By:	JP ENERGY GP II LLC,
its general partner

Date: November 9, 2015	By:	/s/ J. Patrick Barley
J. Patrick Barley
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Patrick J. Welch
Patrick J. Welch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)