Form 10-K
period 2015-12-31
JP Energy Partners LP
filed 2016-02-29
CIK 1523404

DisposalGroupIncludingDiscontinuedOperationConsiderationDisposalGroupIncludingDiscontinuedOperationConsideration

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number 001-36647

JP ENERGY PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	27-2504700
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2015, was $187,527,418. The aggregate market value was computed by reference to the last sale price of the registrant's common units on the New York Stock Exchange on June 30, 2015.

As of February 22, 2016, the Registrant had 18,467,032 common units and 18,126,511 subordinated units outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “estimate,” “forecast,” “target,” “project,” “assume,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•the price of, demand for and production of, crude oil, refined products and natural gas liquids (“NGLs”) in the markets we serve;

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

•changes in the long-term supply of and demand for oil, natural gas liquids, refined products and natural gas;

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

•fires, explosions or other accidents;

•the effects of future litigation; and

•other factors discussed elsewhere in this Annual Report and in our other current and periodic reports filed with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We disclaim any obligation to and do not intend to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

Overview

We are a growth-oriented limited partnership formed in May 2010 by members of management and further capitalized by ArcLight to own, operate, develop and acquire a diversified portfolio of midstream energy assets. In the fourth quarter of 2015, we combined our formerly reported crude oil supply and logistics segment into our crude oil pipelines and storage segment.  As a result, our operations currently consist of three business segments: (i) crude oil pipelines and storage, (ii) refined products terminals and storage and (iii) NGL distribution and sales. Together our businesses provide midstream infrastructure solutions for the growing supply of crude oil, refined products and NGLs in the United States. Our primary business strategy is to focus on:

•	owning, operating and developing midstream assets serving two of the most prolific shale plays in the United States, as well as serving key crude oil, refined product and NGL distribution hubs; and

•

providing midstream infrastructure solutions to users of liquid petroleum products in order to capitalize on changing product flows between producing and consuming markets resulting from the growth in hydrocarbon production across the United States.

We are focused on growing our business through organic development, acquiring and constructing additional midstream infrastructure assets and increasing the utilization of our existing assets to gather, transport, store and distribute crude oil, refined products and NGLs. Our crude oil businesses are situated in highly prolific areas, including the Permian Basin and Eagle Ford shale, and provide us with a footprint to increase our volumes if these areas experience further drilling and production growth. In addition, we believe we have a competitive advantage with regard to the sourcing of opportunities to build, own and operate additional crude oil pipelines due to the insights in the market that we obtain while providing services to customers in our crude oil supply and logistics operations within our crude oil pipelines and storage segment. We believe that our NGL distribution and sales segment will continue to grow due to our recent expansion into new geographic markets, an increased market presence in our existing areas of operation and the increase in industrial and commercial applications for NGLs such as in oilfield and agricultural services.

For additional information relating to our disclosure of revenues, profits and total assets by operating segment, please read “Note 16—Reportable Segments” included in our audited consolidated financial statements incorporated by reference into this Form 10-K.

Our Acquisition History

Since our formation and the formation of our affiliate, JP Energy Development LP (“JP Development”), in July 2012, our management team has successfully established a strategic midstream platform through us and JP Development by way of 26 third-party acquisitions and numerous organic capital projects. These include the acquisitions of:

•	the Silver Dollar Pipeline System in October 2013;

•	our NGL transportation business in October 2013, consisting of approximately 43 hard shell tank trucks;

•	our North Little Rock, Arkansas and Caddo Mills, Texas refined products terminals in November 2012;

•	our crude oil storage facility in Cushing, Oklahoma in August 2012;

•	our initial crude oil gathering and transportation operations, consisting of approximately 69 crude oil gathering and transportation trucks and our proprietary CAST software, in July 2012;

•	our cylinder exchange business in June 2012; and

•	18 separate wholesale and retail propane businesses from July 2010 through May 2015.

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

Margin-based.  We purchase and sell crude oil in our crude oil pipelines and storage segment, and NGLs and refined products in our NGL distribution and sales segment. A portion of our margin related to the purchase and sale of crude oil in our crude oil pipelines and storage segment is derived from “fee equivalent” transactions in which we concurrently purchase and sell crude oil at prices that are based on an index, thereby generating revenue consisting of a margin plus our purchase, transportation, handling and storage costs. In our NGL distribution and sales segment, sales prices to our customers generally provide for a margin plus the cost of our products to our customers. We manage commodity price exposure through the structure of our sales and supply contracts and through a managed hedging program. Our risk management policy permits the use of financial instruments to reduce the exposure to changes in commodity prices that occur in the normal course of business, but prohibits the use of financial instruments for trading or to speculate on future changes in commodity prices.

Our Relationship With ArcLight

We believe that ArcLight Fund V’s and our management’s collective ownership of (i) 95% of our general partner, which owns all of our incentive distribution rights and (ii) a 55.7% limited partner interest in us creates a unique and strong incentive for ArcLight to support the successful execution of our business plan and to pursue projects and acquisitions that should enhance the overall value of our business.

Right of First Offer

ArcLight Fund V has granted us a right of first offer with respect to a 50% indirect interest in Republic Midstream, LLC (“Republic”), an ArcLight portfolio company. The right of first offer with respect to Republic is for a period of eighteen months from the closing of our IPO.

Republic owns and operates certain crude oil midstream assets servicing producers in the Eagle Ford shale region. Republic’s initial assets consist of a crude oil gathering system in Gonzales and Lavaca Counties that will deliver the gathered volumes to a 144-acre central delivery terminal in Lavaca County that is capable of storing and blending crude oil volumes. Republic is also constructing a 12-inch, 30-mile takeaway pipeline that will deliver batched volumes from the central delivery terminal to major long-haul takeaway pipelines. We have agreed to perform certain commercial services for Republic, including working with producers to provide crude oil solutions from the wellhead to end markets.

Our Assets and Operations

Crude Oil Pipelines and Storage

Silver Dollar Pipeline System.  The Silver Dollar Pipeline System provides crude oil gathering services for producers targeting the Spraberry and Wolfcamp formations in the Midland Basin. The system currently consists of approximately 148 miles of high-pressure steel pipeline with throughput capacity of approximately 130,000 barrels per day and three interconnections to third-party, long-haul, transportation pipelines. Our operations are underpinned by long-term, fee-based contracts with leading producers in the Midland Basin. One significant contract has a remaining term of approximately eight years and contains an acreage dedication related to crude oil production from approximately

110,000 acres in Crockett and Schleicher counties, Texas. Another significant contract has a remaining term of approximately four years and contains a minimum volume commitment that was amended in March 2015 and again in August 2015 to significantly increase the volumes committed thereunder. A third significant contract has a remaining term of approximately nine years and contains an acreage dedication related to crude oil production from approximately 53,000 acres in Reagan, Glasscock, Sterling and Irion Counties.

The Silver Dollar Pipeline System serves production from the Spraberry and Wolfcamp formations in the Midland Basin within Crockett, Reagan, Glasscock, Sterling, Irion and Schleicher Counties, Texas, liquids-rich plays being developed by several large oil and gas producers. The Spraberry and Wolfcamp are stacked formations with multiple horizontal targets that can be accessed with a single well. As of December 2015, the Silver Dollar Pipeline System is connected to producers that control approximately 330,000 acres in Crockett, Reagan, Glasscock, Sterling, Irion and Schleicher Counties, Texas, and we are in negotiations with other producers in the area to connect substantial additional acreage to the system and contract for additional minimum volume commitments or acreage dedications. The table below contains operational information related to the Silver Dollar Pipeline System.

Throughput as of the
Year Ended
Length	Capacity	Storage Capacity	December 31, 2015	December 31, 2014
148 miles	130,000bpd	140,000 barrels	28,246bpd	20,868bpd

Construction of the Silver Dollar Pipeline System began in October 2012, and it was put into service in April 2013. The pipeline extends from the Midway Station in Crockett County, Texas to the Owens Station in Reagan County, Texas, a 4.3-acre site with an interconnection to Plains All American Pipeline, L.P.’s Spraberry pipeline expansion. In November 2014, a second connection was made to Oxy Centurion’s Cline Shale pipeline to give Silver Dollar a second delivery location. The Midway Station is strategically located in the heart of the Southern Wolfcamp. It receives trucking volumes from multiple producers located to the south and has connections to neighboring producer facilities. The Midway Station currently has a 10,000 barrel tank and seven truck injection stations.

In February 2015, we signed a 10-year fee based gathering agreement with Discovery Natural Resources LLC (“Discovery”) to construct and operate an extension of our Silver Dollar Pipeline system into the core of the Midland Basin. The agreement with Discovery is supported by a dedication of approximately 53,000 acres in Reagan, Glasscock, Sterling and Irion Counties. In addition to pipeline gathering, we also provide crude oil trucking, marketing and related services for Discovery. The gathering system extension consists of approximately 51 miles of pipeline, extending from southern Reagan County north into Glasscock County across the Midland Basin. In September 2015, we completed Phase I of the project, which included the construction and commissioning of 32 miles of pipeline and associated truck and measurement facilities. Phase II of the project was completed in January 2016.

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

New Mexico
Oklahoma
Texas
ECTOR
MIDLAND
GLASSCOCK
STERLING
CRANE
UPTON
REAGAN
IRION
TOM GREEN
CROCKETT
SCHLEICHER
OS
Radio Tower Station
Rocker B Station
Highway 33 Truck Station
Oxy Barnhart Station (Oxy Cline Shale Interconnect to Colorado City)
Best Truck Station
Owens Station (Plains Interconnect to Midland)
Magellan Barnhart Station (Longhorn Interconnect to E. Houston)
Midway Station
Legend
Future Station
Current Station
Future Pipeline
Active Pipeline
Interstate
Major Highways

JPE - Silver Dollar Pipeline

WGS1984
01/15/15

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

Crude Oil Storage. We own a crude oil storage facility in Cushing, Oklahoma with an aggregate shell capacity of approximately 3.0 million barrels, consisting of five 600,000-barrel storage tanks. These storage tanks were built in 2009 and are located on the western side of a terminal owned by Enterprise Products Partners L.P. (the “Enterprise Terminal”). The storage tanks are able to receive approximately 22,000 barrels of crude oil per hour or deliver approximately 8,000 barrels of crude oil per hour, and have inbound connections with multiple pipelines and two-way interconnections with all of the other major storage facilities in Cushing, including the delivery point specified in all crude oil futures contracts traded on the NYMEX. TEPPCO Partners LP (“TEPPCO”), a wholly owned subsidiary of Enterprise, serves as the operator of our facilities.

Our crude oil storage business provides stable and predictable fee-based cash flows. All of the shell capacity of our storage tanks is dedicated to one customer pursuant to a long-term contract, backed by an escrow account, with an initial expiration in August 2017. Our customer has the option to extend this contract by two years pursuant to a renewal option. We generate crude oil storage revenues by charging this customer a fixed monthly fee per barrel of shell capacity that is not contingent on the customer’s actual usage of our storage tanks.

Our storage facility is on land that is subject to a 49-year lease with TEPPCO. We have the option to extend our lease by up to an additional 30 years. Our location in the Enterprise Terminal provides our customer with access to multiple pipelines outbound from Cushing, including a manifold connecting our tanks to the Enterprise Terminal. The Enterprise Terminal is connected to the Seaway Pipeline, which is owned and operated by Enterprise and Enbridge Inc. and transports crude oil from Cushing to the Gulf Coast.

We are party to an operating agreement pursuant to which an affiliate of TEPPCO operates and maintains the crude oil storage tanks located at our crude oil storage facility and provides us with certain services, including services related to product movements, data tracking, station operations (including documentation and inspection programs), and purchases of material. These services are provided to us at a monthly base rate and we are permitted to request additional services from TEPPCO, which are provided to us at cost. TEPPCO is obligated to perform the services as a reasonably prudent operator and in accordance with all applicable laws and accepted industry practices. The operating agreement contains certain other customary terms, including provisions relating to restrictions on assignment, terms of payment, indemnification, confidentiality and dispute resolution. The operating agreement remains in place for the same term as the lease agreement described above.

Crude Oil Supply and Logistics.  Our crude oil pipelines and storage segment also manages the physical movement of crude oil from origination to final destination largely through our network of owned and leased assets. Our assets and operations are located in areas of substantial future crude oil production growth, including the Permian Basin, Eagle Ford shale, and the Texas Panhandle. We own and operate a fleet of approximately 74 crude oil gathering and transportation trucks and approximately four crude oil truck injection stations and terminals. Due to the limited pipeline infrastructure in some of the basins in which we operate, our crude oil gathering and transportation trucks provide immediate access for customers to transport their crude oil to the most advantageous outlets, including pipelines, rail terminals and local refining centers.

We primarily generate revenues in our crude oil supply and logistics business by purchasing crude oil from producers, aggregators and traders at an index price less a discount and selling crude oil to producers, traders and refiners at a price linked to the same index. The majority of activities that are carried out within our crude oil supply and logistics business are designed to produce a stable baseline of results in a variety of market conditions, while at the same time providing upside opportunities. We intend to utilize our knowledge of matters related to crude oil supply and logistics to create opportunities to address the infrastructure needs of developing crude oil basins. We believe this will allow us to grow our future operations in the Permian Basin, Eagle Ford shale and the Texas Panhandle.

In general, sales prices referenced in the underlying contracts, most of which have a 30-day evergreen term, are market-based and may include pricing differentials for such factors as delivery location or crude oil quality. Our crude oil supply and logistics business generates substantial revenues and cost of products sold as a result of the significant volume of crude oil bought and sold. While the absolute price levels of crude oil significantly impact revenues and cost of products sold, such price levels normally do not bear a relationship to gross profit for crude oil sales generated under buy/sell contracts. As a result, period-to-period variations in revenues and cost of products sold are not generally meaningful in analyzing the variation in gross profit for our crude oil supply business.

We mitigate the commodity price exposure of our crude oil supply and logistics business by limiting our net open positions through the concurrent purchase and sale of like quantities of crude oil intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered. All of our supply activities are subject to our comprehensive risk management policy, which establishes limits in order to manage risk and mitigate our commodity price exposure.

We are focused on increasing the utilization of our crude oil gathering and transportation fleet. We typically assign crude oil gathering and transportation trucks to a specific area but can temporarily relocate them to meet demand as needed.

CAST.  We equip our drivers with advanced computer technology and dispatch them from central locations. We believe that our proprietary CAST software, which is employed by our entire fleet of crude oil gathering and transportation trucks, provides us with a competitive advantage by allowing us to offer our customers a differentiated level of service. Our drivers are provided with hand-held computers which allow them to utilize our CAST software after they have loaded product. Our CAST software is a centralized system for dispatch, electronic ticket management, reporting, operations data management and lease data management. The CAST software validates ticket data in the field to greatly improve accuracy relative to paper tickets and provides our customers with near real-time views of dispatch, truck tickets, vehicle location, load acceptances and rejections and drivers. The CAST software also offers our customers flexible reporting options by providing customized data to the customer in the format that works best for its accounting and marketing needs.

Refined Products Terminals and Storage

Our refined products terminals and storage segment is comprised of two refined products terminals located in North Little Rock, Arkansas and Caddo Mills, Texas. Our refined products terminals are facilities where refined products are transferred to or from storage or transportation systems, such as pipelines, to other transportation systems, such as trucks. Our refined products terminals play a key role in moving product to the end-user market by providing the following services:

•	receipt, storage, inventory management and distribution;

•	blending and injection of additives to achieve specified grades of gasoline; and

•	other ancillary services that include heating of bio-diesel, product transfer and railcar handling services.

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

We generate fee-based revenues in our refined products terminals and storage segment from:

•	throughput fees based on the receipt and redelivery of refined products, including fees based on the volume of product redelivered from the terminal;

•	storage fees based on a rate per barrel of storage capacity per month;

•	additive service fees based on ethanol and biodiesel used in blending services and for additive injection; and

•	ancillary fees for the heating of bio-diesel, product transfer and railcar handling services.

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

The following table highlights the storage capacity, number of loading lanes, number of tanks, supply source, mode of distribution and average daily throughput of our refined products terminals:

	Shell					Approximate Average Throughput
	Storage					(barrels per day) for the
	Capacity	Loading	Number		Mode of	Year Ended	Year Ended
						December 31,	December 31,
Terminal Location	(bbls)	Lanes	of Tanks	Supply Source	Redelivery	2015	2014
Little Rock, AR	550,000	8	11	Pipeline, Rail and Truck	Truck	41,018	44,415
Caddo Mills, TX	770,000	5	10	Pipeline and Truck	Truck	21,057	19,444

North Little Rock terminal.  Our North Little Rock terminal consists of 11 storage tanks with an aggregate capacity of approximately 550,000 barrels and has eight loading lanes with automated truck loading equipment to minimize wait time for our customers. Our truck loading racks are capable of providing automated computer blending to customer specifications. The North Little Rock terminal handles products such as multi-octane conventional gasoline, ultra-low sulphur diesel with dye-at-rack capability, bio-diesel with ratio blending capability and ethanol. This terminal is supplied by two receipt lines from the TEPPCO Pipeline, one for ultra-low sulphur diesel and the other for all other refined products, and has full offloading capability for 10 rail cars of ethanol at a time via a rail spur served by the Union Pacific system via the Genesee and Wyoming Railroad. On February 15, 2016, we announced capital projects to increase ethanol receipts via unit trains on our rail spur and connect the terminal to Magellan’s Fort Smith – Little Rock pipeline which will provide access to both Gulf Coast and Mid-Continent refineries.  Our North Little Rock terminal serves the Little Rock metropolitan area, which grew 15% from 2000 to 2010 according to Census Bureau data, and is expected to grow another 11% by 2025.

Caddo Mills terminal.  Our Caddo Mills terminal consists of 10 storage tanks with an aggregate capacity of approximately 770,000 barrels and has five loading lanes with automated truck loading equipment to minimize wait time for our customers. This terminal is served by the Explorer Pipeline and has truck loading racks capable of providing automated computer blending to customer specifications. Our Caddo Mills terminal handles products such as conventional blend stock for oxygenate blending (CBOB) gasoline, reformulated blend stock for oxygenate blending (RBOB), premium blend stock for oxygenate blending (PBOB), ethanol, ultra-low sulphur diesel with dye-at-rack capability and bio-diesel with ratio blending capability. We own approximately six additional acres of land at our Caddo Mills terminal that is available for future expansion. Management estimates that this acreage is capable of housing an additional 200,000 barrels of storage capacity. The Caddo Mills terminal serves Collin County, located in the northeast portion of the Dallas-Fort Worth metroplex, which, according to Census Bureau data, grew 23% from 2000 to 2010, making it one of the fastest growing large markets in the United States.

NGL Distribution and Sales

NGL Sales

Our NGL sales business involves the retail, commercial and wholesale sale of NGLs and other refined products (including sales of gasoline and diesel to our oilfield service and agricultural customers) in seven states in the Southwest and Midwest to approximately 98,900 customers through our distribution network of 39 customer service locations. We generate revenues by charging a price per gallon consisting of our product supply, transportation, handling, and storage costs plus a margin. Our contracts permit us to pass through our supply costs on a regular basis, thereby limiting our commodity price exposure. Since July 2010, we have acquired 18 propane franchises to expand our market presence within our operating region in Texas, Oklahoma, New Mexico, Arizona, Arkansas, Kansas and Missouri.

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

Retail.  We primarily serve residential customers through the sale of propane for home heating and power generation. We deliver propane through our 135 active bobtail trucks, which have capacities ranging from 2,000 gallons to 5,000 gallons of propane into stationary storage tanks on our customers’ premises. Tank ownership and control at customer locations are important components of our operations and customer retention, and account for approximately half of our retail volumes. The capacity of these storage tanks ranges from approximately 100 gallons to approximately 12,000 gallons, with a typical tank having a capacity of 250 to 500 gallons. We also offer a propane supply commitment program to customers who own their own tanks that we believe increases customer loyalty. Under the program, customers receive progressively larger discounts off our posted prices each year that they remain as our customer. We also offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period.

In Arizona, our subsidiary, Alliant Arizona Propane, L.L.C., sells propane to residential and commercial customers through regulated central distribution systems in Payson and Page, Arizona that utilize pipelines to distribute propane through meters at the customer’s location. Alliant Arizona Propane, L.L.C. is a regulated utility that receives a fixed cost-plus fee for propane sold. Another subsidiary, Alliant Gas, serves 26 communities in Texas and two communities in Arizona through regulated central distribution systems pursuant to long-term contracts. Net customer turnover at Alliant Gas is nearly zero.

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

Product supply.  We utilize approximately 20 domestic sources of propane supply, including spot market purchases, with four suppliers providing a substantial portion of our propane. Our propane supply contracts are typically standard agreements with one-year terms and standard commercial provisions.

Our supply group manages and sources propane to ensure secure and reliable supply throughout the year. Our LPG transports pick up propane at our supply points, typically refineries, natural gas processing and fractionation plants or LPG storage terminals, for delivery to our customer service centers and our wholesale customers. Supplies of propane from our sources historically have been readily available. During the years ended December 31, 2015 and December 31, 2014, approximately 88% and 87%, respectively, of our propane supply was purchased under supply agreements, which typically have a term of one year, and the remainder was purchased on the spot market.

Our supply contracts typically provide for pricing based upon (i) index formulas using the current prices established at a major storage point such as Mont Belvieu, Texas, or Conway, Kansas or (ii) posted prices at the time of delivery. We use a variety of delivery methods, including our LPG transports and common carrier transports, to transport propane from suppliers to our customer service locations as well as various third-party storage facilities and terminals located in strategic areas across our area of operations. In order to manage our cost of propane, we enter into hedging arrangements on substantially all fixed-price contracts.

Cylinder Exchange

We currently operate the third-largest propane cylinder exchange business in the United States, which consists of the distribution of propane-filled cylinder tanks typically used in barbeque grilling and which covers all 48 states in the continental United States through a network of approximately 21,000 distribution locations. We market our business under the brand name Pinnacle Propane Express or under the brand names of our customers. Our customers include grocery stores, pharmacies, convenience stores and hardware retailers which sell or exchange our propane-filled cylinders to consumers for end-use. For the year ended December 31, 2015, we sold or exchanged approximately 5.1 million propane cylinders containing approximately 18.3 million aggregate gallons of propane, representing a 6% increase in cylinder sales and exchanges compared to the same period during the previous year. We believe our cylinder exchange business is strategically positioned for continued growth resulting from the overall increase in demand for portable propane cylinders and our expansion in the western United States.

We generate revenues in our cylinder exchange business through the sale or exchange of propane-filled cylinders at an agreed upon contract price. For the years ended December 31, 2015 and December 31, 2014, we distributed 49% and 54%, respectively, of our propane volumes in our cylinder exchange business under long-term agreements and the remaining 51% and 46%, respectively, under one-month contracts or on a spot/demand basis. As of December 31, 2015, our contracts had a weighted average remaining term of approximately 0.9 years. Our long-term cylinder exchange agreements typically permit us to adjust our prices at the time of contract renewal while our month-to-month cylinder exchange agreements allow us to pass our costs on to our customers and thereby minimize our commodity price exposure. In order to manage our cost of propane we enter into hedging arrangements on a majority of fixed-price contracts.

Cylinder production cycle.  We own eight production facilities strategically located in Alabama, Illinois, Michigan, Missouri, Nevada, Oregon, South Carolina and Texas. Our production facilities receive inbound pallets of empty 20-pound propane cylinders, which are put through a processing cycle that includes cleaning, inspection, testing, painting, refilling and loading onto relay trucks for delivery to our 52 distribution depot locations. Drivers at our depots receive the full cylinders from our production facilities for delivery to our customer service locations and pick up empty cylinders, which are shipped to our production facilities for processing.

NGL Transportation

In October 2013 we expanded our NGL distribution and sales segment by acquiring a fleet of approximately 43 hard shell tank trucks that gather and transport NGLs and condensate for producers, gas processing plants, refiners and fractionators located in the Eagle Ford shale and Permian Basin. Concurrent with our crude oil supply and transportation fleet, we utilize our proprietary CAST software in our NGL transportation trucks, which we believe provides us with a competitive advantage by allowing us to offer our customers a differentiated level of service. For the years ended December 31, 2015 and December 31, 2014, our NGL transportation trucks transported approximately 344,763 gallons per day and 311,733 gallons per day, respectively, of NGLs.

Competition

Crude oil pipelines and storage.  We are subject to competition from other crude oil pipelines, crude oil storage tank operators and crude oil marketing companies that may be able to transport or store crude oil at more favorable prices or transport crude oil greater distance or to more favorable markets. Additionally, we are subject to competition from other providers of crude oil supply and logistics services that may be able to supply our customers with the same or comparable services on a more competitive basis. We compete with national, regional and local crude oil pipeline, transportation, gathering and storage companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Our competitors in our crude oil pipelines and storage segment include Blueknight Energy Partners, L.P., Enterprise Products Partners L.P., Medallion Midstream LLC, NGL Energy Partners L.P., Occidental Petroleum Corporation, Plains All American Pipeline, L.P., Rose Rock Midstream, L.P., SemGroup Corporation, and Sunoco Logistics.

Refined products terminals and storage.  Our refined products terminals located in North Little Rock, Arkansas and Caddo Mills, Texas compete with other terminals on price, versatility and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading activities. In the North Little Rock, Arkansas market, these competitors include Magellan Midstream Partners LP, Delek Logistics Partners LP and HWRT Oil Company, LLC. In Dallas, Texas, the market served by our Caddo Mills, Texas terminal, these competitors include Valero Energy Corporation, Delek Logistics Partners, LP, Magellan Midstream Partners LP and Flint Hills Resources LP.

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

Customers

We rely on a limited number of customers for a substantial portion of our revenues. Occidental Energy Marketing, Inc. accounted for 10% or more of our total revenue for the year ended December 31, 2015, at approximately 37%.

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

The volume of propane used by customers of our NGL sales business is higher during the first and fourth calendar quarters and lower during the second and third calendar quarters. Conversely, the volume of propane that we sell through our cylinder exchange business is higher during the second and third calendar quarters and lower in the first and fourth calendar quarters. We believe that our combination of our winter-weighted NGL sales business with our higher-margin, summer-weighted cylinder exchange business reduces overall seasonal fluctuations in volumes and financial results, as our cylinder exchange business is more active in summer months and our NGL sales business is more active in winter months. The impact of seasonality is also mitigated by non-heating related demand throughout the year for propane for oilfield services, fuel for automobiles and for industrial applications, such as forklifts, mowers and generators. For the year ended December 31, 2015, we sold approximately 68.0 million gallons of NGLs in our cylinder exchange and NGL sales businesses, selling approximately 41% in the second and third quarters of 2015 and 59% in the first and fourth quarters of 2015.

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

Insurance

Our assets may experience physical damage as a result of an accident or natural disaster. These hazards can also cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain casualty, property, and environmental liability insurance policies at varying levels of deductibles and limits that we believe are reasonable and prudent under the circumstances to cover our operations and assets. As we continue to grow, we will continue to evaluate our policy limits and retentions as they relate to the overall cost and scope of our insurance program.

Regulation of the Industry and Our Operations

Crude Oil

We own and operate a fleet of trucks to transport crude oil. We are licensed to perform both intrastate and interstate motor carrier services and are subject to certain safety regulations issued by the Department of Transportation (“DOT”). DOT regulations cover, among other things, driver operations, maintaining log books, truck manifest preparations, the placement of safety placards on trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment and many other aspects of our trucking operations. Our trucking operations are also subject to regulations and oversight by the Occupational Safety and Health Administration. Additionally, our Silver Dollar Pipeline System is

subject to the regulatory oversight of the Texas Railroad Commission and the DOT’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), whose pipeline safety regulations are described in the section below.

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

PHMSA requires pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in high-consequence areas (“HCAs”), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. The regulations require operators, including us, to (i) perform ongoing assessments of pipeline integrity, (ii) identify and characterize applicable threats to pipeline segments that could impact a HCA, (iii) improve data collection, integration and analysis, (iv) repair and remediate pipelines as necessary and (v) implement preventive and mitigating actions. In October 2015, PHMSA proposed changes to its pipeline safety regulations that would significantly extend the integrity management requirements to previously exempted pipelines and would impose additional obligations on pipeline operators that are already subject to the integrity management provisions. PHMSA’s proposed rule would also require annual reporting of safety-related conditions and incident reports for all gathering lines and gravity lines, including pipelines that are currently exempt from PHMSA regulations. PHMSA issued a separate regulatory proposal in July 2015 that would impose further pipeline incident prevention and response measures on pipeline operations. While we expect such regulatory changes to allow us time to become compliant with new requirements, once finalized, costs associated with compliance may have a material effect on our operations.

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

Environmental Matters

General

Our operations are subject to stringent and complex federal, state and local laws and regulations relating to the protection of the environment. As an owner or operator of certain terminals, storage and transportation facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring the installation of pollution-control equipment or otherwise restricting the way we operate;

•	limiting or prohibiting construction activities in sensitive areas, such as wetlands, coastal regions or areas inhabited by endangered or threatened species;

•	delaying system modification or upgrades during permit reviews;

•	requiring investigatory and remedial actions to mitigate pollution conditions caused by our operations or attributable to former operations; and

•	enjoining the operations of facilities deemed to be in non-compliance with permits issued pursuant to or permit requirements imposed by such environmental laws and regulations.

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

Oil Pollution Act

The Oil Pollution Act (“OPA”) requires the preparation of a Spill Prevention Control and Countermeasure Plan (“SPCC”) for facilities engaged in drilling, producing, gathering, storing, processing, refining, transferring, distributing, using, or consuming oil and oil products, and which due to their location, could reasonably be expected to discharge oil in harmful quantities into or upon the navigable waters of the United States. The owner or operator of an SPCC-regulated facility is required to prepare a written, site-specific spill prevention plan, which details how a facility’s operations comply with the requirements. To be in compliance, the facility’s SPCC plan must satisfy all of the applicable requirements for drainage, bulk storage tanks, tank car and truck loading and unloading, transfer operations (intrafacility piping), inspections and records, security, and training.

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

Water Discharges

The Clean Water Act (“CWA”) and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into regulated waters and impose requirements affecting our ability to conduct construction activities in waters and wetlands. In addition, these laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. These permits may require us to monitor and sample the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

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

Hydraulic Fracturing and Flaring

Increased regulation of hydraulic fracturing and flaring of natural gas could result in reductions or delays in crude oil, natural gas and NGL production by our customers, which could materially adversely impact our revenues. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into geographic formations to stimulate hydrocarbon production. Although we do not engage in hydraulic fracturing or flaring activities, an increasing percentage of hydrocarbon production by our customers and suppliers is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process and, due to the lack of natural gas transportation infrastructure in certain areas, sometimes also results in flaring of natural gas produced in association with crude oil production. Hydraulic fracturing and flaring are typically regulated by state oil and gas commissions. Some states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. In addition, a number of federal agencies, including the EPA and the Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing, and have asserted federal regulatory authority over the process. Moreover, Congress from time to time has proposed legislation to more closely and uniformly regulate hydraulic fracturing at the federal level. If new laws or regulations that significantly restrict hydraulic fracturing or flaring are adopted, such laws could make it more difficult or costly for our customers to perform fracturing to stimulate production from tight formations. Restrictions on hydraulic fracturing or flaring could also reduce the volume of hydrocarbons that our customers produce, and could thereby adversely affect our revenues and results of operations.

Climate Change

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the Clean Air Act (“CAA”). Accordingly, the EPA adopted construction and operating permit requirements under the Prevention of Significant Deterioration and Title V programs for certain stationary sources. In addition, the EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries. In November 2010, the EPA expanded its GHG reporting rule to include onshore and offshore oil and natural gas production, processing, transmission, storage, and distribution facilities, requiring reporting of GHG emissions from such facilities on an annual basis. In October 2015, the EPA finalized additional amendments to its greenhouse gas reporting rule, which added pre-reporting requirements for additional facilities. And in August 2015, the EPA proposed additional regulations to reduce emissions of methane and volatile organic compounds from the oil and gas sector.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. In addition, in December 2015, over 190 countries, including the United States, reached an agreement to address GHG emissions.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would affect our business, any such future laws and regulations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil and gas, which could reduce the demand for crude oil or refined products produced or distributed by our customers, which could in turn reduce revenues we are able to generate by providing services to our customers. Accordingly, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Also increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

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

Trademarks and Tradenames

We utilize a variety of trademarks and tradenames which we own or have the right to use, including “JP Energy Partners,” “Pinnacle Propane,” “Pinnacle Propane Express” and “Alliant Arizona Propane.” We regard our trademarks, tradenames and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products and services.

Employees

We are managed and operated by the board of directors and executive officers of our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. As of February 22, 2016, our general partner and its affiliates have approximately 737 employees performing services for our operations. None of these employees are covered by collective bargaining agreements and we believe that our general partner and its affiliates have a satisfactory relationship with their employees.

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

In order to pay the minimum quarterly distribution of $0.3250 per unit per quarter, or $1.30 per unit on an annualized basis, we require available cash of approximately $11.9 million per quarter, or $47.6 million per year. We may not have sufficient available cash from operating surplus each quarter to enable us to pay the minimum quarterly distribution.

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the price of, demand for, and production of, crude oil, refined products and NGLs in the markets we serve;

•	the volumes of crude oil that we gather, transport and store, the throughput volumes at our refined products terminals and our NGL sales volumes;

•	the fees we receive for the crude oil, refined products and NGL volumes we handle;

•	pressures from our competitors, some of which may have significantly greater resources than us;

•	the cost of propane that we buy for resale, including due to disruptions in its supply, and whether we are able to pass along cost increases to our customers;

•	competitive pressures from other energy sources such as natural gas, which could reduce existing demand for propane;

•	the risk of contract cancellation, non-renewal or failure to perform by our customers, and our inability to replace such contracts and/or customers;

•	leaks or releases of hydrocarbons into the environment that result in significant costs and liabilities;

•	the level of our operating, maintenance and general and administrative expenses;

•	regulatory action affecting our existing contracts, our operating costs or our operating flexibility;

•	competitive conditions in our industry; and

•	changes in the long-term supply of, and demand for, oil, natural gas liquids, refined products and natural gas.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	our cost of acquisitions, if any;

•	our debt service requirements and other liabilities;

•	expenses that our general partner incurs on our behalf and are reimbursed by us, which expenses are not subject to any caps or other limits pursuant to our partnership agreement;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access the capital markets;

•	restrictions contained in our revolving credit facility and other debt agreements;

•	the amount of cash reserves established by our general partner;

•	the amount of corporate overhead support provided by our general partner, if any; and

•	other business risks affecting our cash levels.

A sustained decrease in demand for, or production of, crude oil, refined products or NGLs in the areas we serve could reduce our revenues.

A sustained decrease in demand for crude oil, refined products or NGLs in the areas we serve could reduce our revenues, which could have a material adverse effect on our financial condition, results of operations and cash flows. Factors that could lead to a decrease in market demand for, or production of crude oil, refined products or NGLs include:

•

lower demand by consumers for refined products, NGLs or crude oil as a result of adverse economic conditions, an increase in the market price of crude oil, NGLs, gasoline or other refined products, use by consumers of alternative fuels or an increase in the fuel economy of vehicles;

•

lower drilling activity in the areas served by our crude oil gathering and transportation business as a result of a decrease in the market price of crude oil, NGLs or natural gas or for other reasons; and

•	fluctuations in the demand for crude oil, such as those caused by refinery downtime or shutdowns, lower crack spreads or lower consumer demand for petroleum products.

Benchmark crude oil prices declined significantly during 2015 and early 2016. As a result, many of the companies that produce oil and gas have announced that they are reducing capital expenditures for 2016. Such reduced expenditure levels, coupled with the high decline rates for many horizontal wells in shale resource plays, could lead to a substantial decrease in overall North American oil production. Other factors that could adversely impact production include reduced capital market access, increased capital raising costs for producers or adverse governmental or regulatory action. In turn, such developments could lead to reduced throughput on our pipelines, which, depending on the level of production declines, could have a material adverse effect on our business.

Certain of our operating costs and expenses are fixed and do not vary with the volumes we transport or redeliver. These costs and expenses may not decrease ratably or at all should we experience a reduction in the volumes we sell, transport or redeliver. As a result, we may experience declines in our margin and profitability if our volumes decrease.

We have several short-term contracts and other contracts that can be canceled on as little as 30 days’ notice and will have to be renegotiated or replaced periodically. Our failure to replace contracts that are canceled or expire on acceptable terms, or at all, could cause our revenues to decline and reduce our ability to make distributions to our unitholders.

Many of our contracts in our NGL sales and distribution segment have terms as short as one month, and substantially all of our contracts with customers in our refined products terminals and storage segment have evergreen provisions after an initial term of six months to two years and are cancellable on as little as 60 days’ notice. In addition, many of our contracts in our crude oil pipelines and storage segment either have terms as short as one month or have evergreen provisions and are cancellable on as little as 30 days’ notice. As these NGL or crude oil contracts expire or if a refined products contract is canceled, we may not be able to extend, renegotiate or replace these contracts and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. In addition, while the majority of the revenue in our crude oil pipelines and storage segment is generated pursuant to long-term contracts, our customers may negotiate for more favorable terms upon any renewal and could set contracts aside in the event of bankruptcy.

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

We are subject to competition from other providers of crude oil transportation and storage services, refined products terminals and storage services and NGL distribution and sales services, including national, regional and local companies engaged in these activities. Some of these competitors are substantially larger than us and may have greater financial resources. Our ability to compete could be affected by many factors, including:

•	price competition;

•	the perception that another company can provide better service; and

•	the availability of alternative supply points, or supply points located closer to the operations of our customers.

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

The crude oil volumes that support our crude oil pipelines and storage segment depend on the level of oil production from wells on which we rely for throughput or sales and transportation volumes, which may be less than expected and will naturally decline over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput in this segment, we must obtain new sources of crude oil. In our crude oil pipelines and storage segment, the primary factors affecting our ability to obtain non-dedicated sources of crude oil include (i) the level of successful drilling activity and overall crude oil production in our areas of operation, (ii) our ability to compete for volumes from successful new wells and (iii) our ability to compete successfully for volumes from sources connected to other pipelines.

We have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells on which we rely for throughput or the rate at which production from such wells declines. In addition, we have no control over producers or their drilling or production decisions, which are affected by, among other things:

•	the availability and cost of capital;

•	prevailing and projected oil, natural gas and NGL prices;

•	basis differentials, transportation costs and other expenses impacting a producer’s net-back price;

•	demand for oil, natural gas and NGLs;

•	levels of reserves;

•	geological considerations;

•	environmental or other governmental regulations, including the availability of drilling permits and the regulation of hydraulic fracturing; and

•	the availability of drilling rigs and other costs of production and equipment.

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

Because of these and other factors, even if oil reserves are known to exist in areas served by our assets, producers may choose not to develop those reserves. If reductions in drilling activity result in our inability to maintain throughput and our sales and transportation volumes in our crude oil pipelines and storage segment, our revenue and cash flow could be reduced and our ability to make cash distributions to our unitholders could be adversely affected.

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

Our Silver Dollar Pipeline System is located in the Midland Basin and we intend to focus future capital expenditures on developing our business in this area. Due to our focus on production from the Spraberry and Wolfcamp formations in the Midland Basin, an adverse development in oil production from this area would have a greater impact on our financial condition and results of operations than if we spread expenditures more evenly over a wider geographic area. For example, a change in the rules and regulations governing operations in or around the Midland Basin or a continued decline in oil prices could cause producers to reduce or cease drilling or to permanently or temporarily shut-in their production within the area, which could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

We may not be able to increase throughput and resulting revenue due to competition and other factors, which could limit our ability to grow our crude oil pipelines and storage segment.

Our ability to increase our throughput and resulting revenue is subject to numerous factors beyond our control, including competition from third parties, aggregate crude oil production from the area in close proximity to our pipeline and the extent to which our Silver Dollar Pipeline System has available takeaway capacity. To the extent that we lack available capacity on our Silver Dollar Pipeline System for additional volumes, we may not be able to compete effectively with third-party systems for additional oil production in our areas of operation. In addition, our efforts to attract new customers may be adversely affected by our desire to provide services pursuant to contracts that are effectively fee-based. Our potential customers may prefer to obtain services pursuant to other forms of contractual arrangements under which we would be required to assume direct commodity exposure.

Our crude oil pipelines and storage operations involve market and regulatory risks.

As part of our crude oil pipelines and storage activities, we purchase crude oil at prices determined by prevailing market conditions. Following our purchase of crude oil, we generally resell crude oil at a higher price under a sales contract that is generally comparable in terms to our purchase contract, including any price escalation provisions. The profitability of our crude oil operations may be affected by the following factors:

•	our ability to negotiate crude oil purchase and sales agreements in changing markets on a timely basis;

•	reluctance of customers to enter into long-term purchase contracts;

•	consumers’ willingness to use other fuels instead of the end products in the crude oil supply chain;

•	the timing of imbalance or volume discrepancy corrections and their impact on our financial results;

•	the ability of our customers to make timely payment; and

•	any inability we may have to match purchase and sale of crude oil on comparable terms.

We depend on a relatively limited number of customers for a significant portion of our revenues. The loss of, or material nonpayment or nonperformance by, any one or more of these customers could adversely affect our ability to make cash distributions to our unitholders.

We rely on a limited number of customers for a substantial portion of our revenues. Occidental Energy Marketing, Inc. accounted for 10% or more of our total revenue for the year ended December 31, 2015, at approximately 37%. We may be unable to negotiate extensions or replacements of contracts with our key customers on favorable terms or at all. In addition, these key customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. Furthermore, our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The loss of all or even a portion of the contracted volumes of these key customers, as a result of competition, creditworthiness or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Midstream capacity constraints and interruptions could impact our operations.

We rely on various midstream facilities and systems in connection with our crude oil pipelines and storage operations. Such midstream systems include the systems we operate, as well as systems operated by third parties. When possible, we gain access to midstream systems that provide the most advantageous downstream market prices available to us. Regardless of who operates the midstream systems we rely upon, a portion of the supply in our crude oil pipelines and storage business may be interrupted or shut-in from time to time due to loss of access to plants, pipelines or gathering systems. Such access could be lost due to a number of factors, including, but not limited to, weather conditions, accidents, field labor issues or strikes. Additionally, we and third parties may be subject to constraints that limit our ability to construct, maintain or repair midstream facilities needed in connection with our crude oil pipelines and storage operations. Such interruptions or constraints could negatively impact our profitability.

The risk management policy governing our crude oil supply activities cannot eliminate all risks associated with our crude oil pipelines and storage business, and we cannot ensure that employees of our general partner will fully comply with the policy at all times, both of which could impact our financial and operational results and, in turn, our ability to make cash distributions to our unitholders.

We have in place a risk management policy that seeks to establish limits for the exposure in our crude oil pipelines and storage business by requiring that we restrict net open positions through the concurrent purchase and sale of like quantities of crude oil to create transactions intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered. Our risk management policy, however, cannot eliminate all risks. Any event that disrupts our anticipated physical supply of crude oil could create a net open position that would expose us to risk of loss resulting from price changes.

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

We are also subject to the risk that employees of our general partner involved in our crude oil operations may not comply at all times with our risk management policy. We cannot ensure that all violations of our risk management policy, particularly if deception or other intentional misconduct is involved, will be detected prior to our businesses being materially affected.

A prolonged decline in index prices at Cushing, relative to other index prices, could reduce the demand for the services we provide in our crude oil storage business.

In recent years, a shortfall in takeaway pipeline capacity has at times led to an oversupply of crude oil at Cushing. This was cited as a principal reason for the decline in the West Texas Intermediate Index (“WTI Index”) price used at Cushing relative to other crude oil price indexes, including the Brent Crude Index over the same period. While the WTI Index price has recovered compared to the Brent Crude Index, a renewed decline in the WTI Index price relative to other index prices may reduce demand for transportation of crude oil to, and storage at our facility in, Cushing, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

Our operations have limited direct exposure to changes in commodity prices. However, the volumes of crude oil that we transport, store or supply, refined products that we handle and NGLs that we distribute and sell are indirectly affected by commodity prices because many of our customers have direct exposure to commodity prices. If our customers are negatively impacted by changes in commodity prices, they may, among other things, reduce the services they purchase from us. For example, lower crude oil prices could suppress drilling activity, which would reduce demand for our crude oil pipeline and storage services, while higher refined products prices could decrease consumer demand for refined products, which could reduce demand for services we provide at our refined products terminals.

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

Our refined products terminals are dependent upon their interconnections with other terminals and pipelines owned and operated by third parties to reach end markets and as a significant source of supply. Our North Little Rock terminal is currently supplied by the TEPPCO Pipeline and is expected, in the future, to also be supplied by Magellan’s Fort Smith Pipeline, while our Caddo Mills terminal is supplied by the Explorer Pipeline. Reduced or interrupted throughput on these pipelines or outages at terminals with which our refined products terminals share interconnects because of weather or other natural events, testing, line repair, damage, reduced operating pressures or other causes could result in our being unable to deliver refined products to our customers from our terminals or receive products for storage at our terminals, which could adversely affect our cash flows and revenues. In addition, in the event that one of the pipelines depended upon by either of our refined products terminals modifies its tariff to discontinue service for one or more of the products throughput at our terminals, we will have to discontinue selling or secure an alternate supply of such product. This could have a material adverse impact on the throughput volumes and revenues of our refined products terminals and storage segment.

The assets in our refined products terminals and storage segment have been in service for several decades.

Our refined products terminals and storage assets are generally long-lived assets. Our North Little Rock terminal has been in service for approximately 36 years, and our Caddo Mills terminal has been in service for approximately 31 years. The age and condition of these assets could result in increased maintenance or remediation expenditures. Any significant increase in these expenditures could adversely affect our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Warm weather in the winter heating season or inclement weather in the summer grilling season could lower demand for propane.

Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely on propane primarily as a heating source during the winter. For the year ended December 31, 2015, we sold approximately 65% of our retail, commercial and wholesale propane volumes during the first and fourth quarters of the year.

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. For example, in 2015 the average temperature in the seven states in which we operate was 5% warmer than the average temperature of the prior year, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration (“NOAA”).

Conversely, our cylinder exchange business experiences higher volumes in the spring and summer, which includes the majority of the grilling season. For the year ended December 31, 2015, we sold approximately 57% of the propane volumes in our cylinder exchange business during the second and third quarters of the year. Sustained periods of poor weather, particularly in the grilling season, can reduce consumers’ propensity to purchase and use grills and other propane-fueled appliances, thereby reducing demand for cylinder exchange and our outdoor products.

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

During the year ended December 31, 2015, we purchased 70% of our propane needs from four suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and our earnings could be affected. Additionally, in certain areas, based on favorable pricing or the strategic location of certain supply points, a single supplier may provide more than 75% of our propane requirements for that area. Although we have relationships with other suppliers in these areas and have the ability to acquire product elsewhere, in the event of a supply disruption with our primary suppliers in certain regions, we could be forced to purchase propane at a less favorable price and with a higher transportation cost. Accordingly, disruptions in supply in certain areas could also have an adverse impact on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

Motor fuel is a significant operating expense for us in connection with the operation of both our crude oil pipelines and storage and NGL distribution and sales segments. Because we do not attempt to hedge motor fuel price risk, a significant increase in motor fuel prices will result in increased transportation costs to us. The price and supply of motor fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, supply and demand for oil and gas, actions by oil and gas producers, war and unrest in oil-producing countries and regions, regional production patterns and weather concerns. Additionally, we may be affected by increases in the cost of materials used to produce portable propane cylinders. As a result, any increases in these prices may adversely affect our profitability and competitiveness.

Our failure or our counterparties’ failure to perform on obligations under commodity derivative and financial derivative contracts could have a material adverse effect on our financial condition, results of operations and cash flows.

We enter into hedging arrangements to manage the cost of propane in our cylinder exchange business. We also may from time to time enter into derivative instruments to hedge our exposure to variable interest rates. Volatility in the oil and gas commodities sector for an extended period of time or intense volatility in the near-term could impair our or our counterparties’ ability to meet margin calls, which could cause us or our counterparties to default on commodity and financial derivative contracts. This could have a material adverse effect on our liquidity or our ability to procure product supply at prices reasonable to us or at all.

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

Risks of nonpayment and nonperformance by customers, including producers, are significant considerations in our business.  Although we have credit risk management policies and procedures that are designed to mitigate and limit our exposure in this area, there can be no assurance that we have adequately assessed and managed the creditworthiness of our existing or future counterparties, that there will not be an unanticipated deterioration in their creditworthiness or unexpected instances of nonpayment or nonperformance or that they will try to renegotiate contractual terms, all of which could have an adverse impact on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

We may be asked by third parties to provide additional credit support for certain of our crude oil purchases.

We rely on letters of credit under our revolving credit facility to purchase crude oil for our supply and logistics business.  Any changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to require additional support for our obligations, such as letters of credit or other forms of security, which would increase our operating costs and impact our ability to purchase crude oil or capitalize on market opportunities.   Our business, results of operations, financial condition and our ability to make cash distributions to our unitholders could be adversely affected in the future if third parties require additional credit support from us.

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

Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about volumes, revenue and costs, including operational synergies;

•	an inability to secure adequate customer commitments to use the acquired assets or businesses;

•	an inability to successfully integrate the assets or businesses we acquire, particularly given the relatively small size of our management team and its limited history with our assets;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	unforeseen difficulties operating in new geographic areas and business lines; and

•	customer or key employee losses at the acquired businesses.

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

Our Right of First Offer Agreement with JP Development and ArcLight Fund V provides us with a right of first offer on (i) JP Development’s existing and future assets for a period of five years from the closing of our initial public offering and (ii) ArcLight Fund V’s indirect 50% interest in Republic for a period of eighteen months from the closing of our initial public offering. JP Development recently divested of its existing assets to third parties after complying with the terms of the Right of First Offer Agreement. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, JP Development’s and ArcLight Fund V’s inventory of suitable assets, their willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to such assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and JP Development and ArcLight Fund V are under no obligation to accept any offer that we may choose to make in response to any notice by JP Development or ArcLight Fund V of their intent to transfer assets. In addition, certain of the assets covered by our right of first offer may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we have in the past and may in the future decide not to exercise our right of first offer if and when any of JP Development’s or ArcLight Fund V’s assets are offered for sale, and our decision will not be subject to unitholder approval.

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

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the Clean Air Act (“CAA”). Accordingly, the EPA adopted pre-construction and operating permit requirements under the Prevention of Significant Deterioration and Title V programs for certain stationary sources. In addition, the EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries. In November 2010, the EPA expanded its GHG reporting rule to include onshore and offshore oil and natural gas production, processing, transmission, storage, and distribution facilities, requiring reporting of GHG emissions from such facilities on an annual basis. In October 2015, the EPA finalized additional amendments to its greenhouse gas reporting rule, which added reporting requirements for additional facilities. And in August 2015, the EPA proposed additional regulations to reduce emissions of methane and volatile organic compounds from the oil and gas sector.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. In additions, in December 2015, over 190 countries, including the United States, reached an agreement to address GHG emissions.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would affect our business, any such future laws and regulations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, oil and gas, which could reduce the demand for crude oil or refined products produced or distributed by our customers, which could in turn reduce revenues we are able to generate by providing services to our customers. Accordingly, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Also, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Our operations are subject to regulation by state and local regulatory authorities. Changes to or additional regulatory measures adopted by such authorities could adversely affect our results of operations and our ability to make cash distributions to unitholders.

Services provided by our gathering systems are subject to ratable-take and common purchaser statutes and complaint-based regulation by state regulatory authorities, such as the Texas Railroad Commission.  Ratable-take statutes generally require gatherers to take without undue discrimination crude oil production that may be tendered to the gatherer for handling.  Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer.  Complaint-based regulation allows oil producers to file complaints with state regulators in an effort to resolve grievances relating to access to oil gathering pipelines and rate discrimination.  These statutes could restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport oil.

Our pipelines do not provide interstate transportation services that are subject to regulation by FERC; however, a change in the jurisdictional characterization of our assets, or a change in policy, could result in increased regulation of our assets, which could materially affect our financial condition, results of operations and cash flows and our ability to make cash distributions to our unitholders.

Our crude oil pipeline facilities are not subject to regulation by FERC under the Interstate Commerce Act (the “ICA”) because we do not provide interstate transportation service or have been exempted from FERC regulation.  However, if circumstances change as to the use of our pipelines or FERC’s policies, services provided by our facilities could become subject to regulation by FERC under the ICA.  Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows.  In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the ICA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the cost-based rate established by the FERC.

We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any related pipeline repair or preventative or remedial measures.

The DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.”  The regulations require operators to:

•	Perform ongoing assessments of pipeline integrity;

•	Identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	Improve data collection, integration, and analysis;

•	Repair and remediate the pipeline, as necessary; and

•	Implement preventive and mitigation actions.

The 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas.  Effective October 25, 2013, the PHMSA adopted new rules increasing the maximum administrative civil penalties for violations of the pipeline safety laws and regulations that occur after January 3, 2012 to

$200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. Should our operations fail to comply with DOT or comparable state regulations, we could be subject to substantial penalties and fines.

PHMSA has also proposed changes to its pipeline safety regulations that would significantly extend the integrity management requirements to previously exempt pipelines and would impose additional obligations on pipeline operators that are already subject to the integrity management requirements. PHMSA’s proposed rule would also require annual reporting of safety-related conditions and incident reports for all gathering lines and gravity lines, including pipelines that are currently exempt from PHMSA regulations. PHMSA has also issued a separate regulatory proposal that would impose pipeline incident prevention and response measures on pipeline operators.  The adoption of these and other laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow.

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

Our operations are subject to all of the risks and hazards inherent in the crude oil transportation and storage, refined products terminals and storage and NGL distribution and sales industries, including:

•	damage to our facilities, vehicles and equipment caused by hurricanes, tornadoes, floods, fires and other natural disasters, acts of terrorism and actions by third parties;

•	inadvertent damage from construction, vehicles, farm and utility equipment;

•	leaks of crude oil, NGLs and other hydrocarbons or losses of crude oil or NGLs as a result of the malfunction of equipment or facilities;

•	ruptures, fires and explosions; and

•	other hazards that could also result in personal injury, loss of life, pollution or suspension of operations.

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

We have approximately $162.0 million of total indebtedness and $86.9 million available for future borrowings under our revolving credit facility as of December 31, 2015. Our future level of debt could have important consequences to us, including the following:

•

our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•

our funds available for operations, future business opportunities and cash distributions to our unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our flexibility in responding to changing business and economic conditions may be limited.

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

Our revolving credit facility limits our ability to, among other things:

•	incur or guarantee additional debt;

•	make distributions on or redeem or repurchase units;

•	make certain investments and acquisitions;

•	make capital expenditures;

•	incur certain liens or permit them to exist;

•	post letters of credit to counterparties in support of our business activities;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with or into another company; and

•	transfer, sell or otherwise dispose of our assets.

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

CB Capital Holdings II, LLC and JP Energy GP LLC (two entities that are owned and controlled by certain members of management) and Lonestar own and control our general partner and its non-economic general partner interest in us. In addition, management owns an aggregate 4.7% limited partner interest in us and Lonestar owns a 51.0% limited partner interest in us. Although our general partner has a duty to manage us in a manner that it believes is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owners. Conflicts of interest may arise between CB Capital Holdings II, LLC, JP Energy GP LLC, Lonestar, JP Development and ArcLight and their affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates, including Lonestar, JP Development and ArcLight, over the interests of our unitholders. These conflicts include, among others, the following:

•	neither our partnership agreement nor any other agreement requires CB Capital Holdings II, LLC, JP Energy GP LLC, Lonestar, JP Development or ArcLight to pursue a business strategy that favors us;

•

our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities and restricting the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

•

certain officers and directors of our general partner are officers or directors of affiliates of our general partner, including CB Capital Holdings II, LLC, JP Energy GP LLC, Lonestar and JP Development, and also devote significant time to the business of these entities and are compensated accordingly;

•

affiliates of our general partner are not limited in their ability to compete with us and may offer business opportunities or sell midstream assets to parties other than us, subject to the right of first offer that JP Development and ArcLight Fund V have granted us;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•

our general partner will determine the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•

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

•	our general partner will determine which costs incurred by it are reimbursable by us;

•

our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate expiration of the subordination period;

•

our partnership agreement permits us to classify up to $30.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to our general partner in respect of the incentive distribution rights;

•

our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase all of our common units not owned by it and its affiliates if it and its affiliates own more than 80.0% of our outstanding common units;

•

our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including, without limitation, the right of first offer granted to us by JP Development and ArcLight Fund V as described in greater detail in “Certain Relationships and Related Party Transactions”;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•

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

•

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

•	our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith;

•

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

•

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

Our general partner is under no obligation to provide additional corporate overhead support.  The amount of future support, if any, will be determined by our general partner in its sole discretion.

In 2015, our general partner provided corporate overhead support by declining to seek reimbursement for certain expenses relating to the Partnership for which it was entitled to be reimbursed, which increased the amount of cash we had available for distribution.  Our general partner is under no obligation to provide additional corporate overhead support in the future.  Any reductions in such support will reduce the amount of available cash to pay cash distributions to our common unitholders.

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

Our unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent our general partner’s removal. The vote of the holders of at least 662/3% of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. Our general partner and its affiliates own 55.7% of our common units and subordinated units. Also, if our general partner is removed without cause during the subordination period and common units and subordinated units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. “Cause” is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period.

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

At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such limited partner interests. Further, neither our partnership agreement nor our revolving credit facility prohibits the issuance of equity securities that may effectively rank senior to our common units as to distributions or liquidations. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of distributable cash flow available for distribution on each unit may decrease;

•

because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of our common units may decline.

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

If at any time our general partner and its affiliates own more than 80.0% of our common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. Our general partner and its affiliates own approximately 22.0% of our common units. At the end of the subordination period, assuming no additional issuances of common units (other than upon the conversion of the subordinated units), our general partner and its affiliates will own approximately 55.7% of our common units.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made non-recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. You could be liable for our obligations as if you were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•

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

There were 18,467,032 publicly traded common units as of February 22, 2016. In addition, our general partner and its affiliates own 55.7% of our common units and subordinated units. An investor may not be able to resell its common units at or above its acquisition price. Additionally, a lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.

The market price of our common units may decline and be influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the loss of a large customer;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•	future sales of our common units; and

•	other factors described in these Risk Factors.

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

We have limited history operating as a publicly traded partnership. As a publicly traded partnership, we will incur significant legal, accounting and other expenses. In addition, Section 404 of the Sarbanes-Oxley of 2002 and related rules subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange have required changes in the corporate governance practices of publicly traded companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make activities more time-consuming and costly. For example, as a result of being a publicly traded partnership, we are required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we incur additional costs associated with our publicly traded partnership reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for our general partner to obtain director and officer liability insurance and to possibly result in our general partner having to accept reduced policy limits and coverage. As a result, it may be more difficult for our general partner to attract and retain qualified persons to serve on its board of directors or as executive officers.

Tax Risks

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S.  federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of additional entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested a ruling from the IRS on this matter.  Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35.0%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to you. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Several states have subjected, or are evaluating ways to subject, partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash flow available for distribution to you. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress and the President have periodically considered substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including the elimination of the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, the U.S. Department of Treasury and the IRS have issued proposed regulations (the “Proposed Regulations”) regarding "qualifying income" under Section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended (the “Code”). The Proposed Regulations provide an exclusive list of industry-specific activities and certain limited support activities that generate qualifying income; however, the Proposed Regulations do not specifically address retail sales of propane. Although the Proposed Regulations adopt a narrow interpretation of the activities that generate qualifying income and do not specifically address retail sales of propane, we believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the Proposed Regulations. However, the Proposed Regulations could be changed before they are finalized and could take a position that is contrary to our interpretation of Section 7704 of the Internal Revenue Code. If the regulations in their final form were to treat any portion of our income we treat as qualifying income as non-qualifying income, we anticipate being able to treat that income as qualifying income for ten years under special transition rules provided in the Proposed Regulations. The U.S. Department of Treasury and the IRS are considering comments from industry participants regarding the standards set forth in the Proposed Regulations.

Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we expect to elect to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances. If we are unable to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable to us for tax years beginning on or prior to December 31, 2017.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units a unitholder sells will, in effect, become taxable income to the unitholder if it sells such common units at a price greater than its tax basis in those common units, even if the price received is less than its original cost. Furthermore, a substantial portion of the amount realized on any sale of common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, a unitholder that sells common units may incur a tax liability in excess of the amount of cash received from the sale.

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

Because we cannot match transferors and transferees of common units and because of other reasons, we adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury regulations promulgated under the Internal Revenue Code (“Treasury Regulations”). A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge aspects of our proration method, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of Treasury and the IRS recently issued Treasury Regulations that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of those common units. If so, he would no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, he may no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income.  Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, in certain circumstances, including when we issue additional units, we must determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50.0% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes.

We will be considered to have technically terminated our partnership for U.S. federal income tax purposes if there is a sale or exchange of 50.0% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50.0% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead we would be treated as a new partnership for U.S. federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Internal Revenue Code, and we could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

As a result of investing in our common units, you may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to U.S. federal income taxes, our unitholders are likely subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We conduct business in every state in the continental United States. Many of these states currently impose a personal income tax on individuals. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all federal, state and local tax returns.

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

ITEM 4. MINE SAFTEY DISCLOSURES.

None.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common limited partner units are traded on the New York Stock Exchange (“NYSE”) under the symbol “JPEP.” Initial trading of our common units commenced on October 2, 2014. Accordingly, no market for our common units existed prior to that date. On October 7, 2014, we closed our IPO at a price to the public of $20.00 per common unit.

The following table sets forth the quarterly high and low sales prices per common unit, as reported by the NYSE, and the quarterly cash distributions for the indicated period:

	Price Range		Distribution per
Quarterly Period	High	Low	common unit

2015
Fourth Quarter	$8.95	$3.91	$0.3250
Third Quarter	13.94	5.25	0.3250
Second Quarter	15.00	10.75	0.3250
First Quarter	15.52	10.75	0.3250
2014
Fourth Quarter (from October 2, 2014)	$20.71	$10.55	$0.3038	(1)

(1)	Represents the initial pro rata distribution of our minimum quarterly distribution for the period from October 7, 2014 to December 31, 2014.

Holders

As of February 22, 2016, the market price for our common units was $4.17 per unit and there were approximately 61 unitholders of record of our common units. There are 76 record holders of our subordinated units. There is no established public trading market for our subordinated units.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding our Equity Compensation Plan, please read “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters,” which is incorporated by reference into this Item 5.

Distributions of Available Cash

General. Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by our general partner.

Definition of Available Cash. Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•	less, the amount of cash reserves established by our general partner to:

•	provide for the proper conduct of our business (including reserves for our future capital expenditures and anticipated future debt service requirements);

•	comply with applicable law, any of our debt instruments or other agreements; or

•

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

•

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

Recent Sales of Unregistered Securities

The information required for this item is provided in “Note 5 – Acquisitions and Dispositions”, included in our audited consolidated financial statements in Part IV, Item 15 of this report, which is incorporated herein by reference.

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

	10/2/2014	12/31/2014	6/30/2015	12/31/2015
JP Energy Partners	$100.00	$64.00	$71.29	$28.91
S&P 500	100.00	105.79	106.01	105.02
Alerian MLP Index	100.00	87.43	75.54	55.15

ITEM 6. SELECTED FINANCIAL DATA.

The table set forth below presents, as of the dates and for the periods indicated, our selected historical consolidated financial and operating data. The historical financial data presented as of December 31, 2015, 2014, 2013, 2012 and 2011 and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 have been derived from our audited historical consolidated financial statements.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands, except unit data)
Statement of Operations Data:
Total revenue	$680,585	$726,154	$390,869	$204,391	$67,156
Costs and expenses:
Cost of sales, excluding depreciation and amortization	527,476	605,682	276,804	$151,478	49,048
Operating expense	69,377	65,584	57,728	26,292	9,584
General and administrative	45,383	46,362	44,488	20,785	6,053
Depreciation and amortization	46,852	40,230	30,987	12,941	2,841
Goodwill impairment	29,896	—	—	—	—
Loss on disposal of assets, net	909	1,137	1,492	1,142	68
Operating loss	(39,308)	(32,841)	(20,630)	(8,247)	(438)
Other income (expense):
Interest expense	(5,375)	(8,981)	(8,245)	(3,249)	(633)
Loss on extinguishment of debt	—	(1,634)	—	(497)	(95)
Other income, net	1,732	8	887	320	—
Loss from continuing operations before income taxes	(42,951)	(43,448)	(27,988)	(11,673)	(1,166)
Income tax expense	(754)	(300)	(208)	(222)	(35)
Net loss from continuing operations	(43,705)	(43,748)	(28,196)	(11,895)	(1,201)
Net income (loss) from discontinued operations (1)	(14,951)	(9,275)	13,975	3,507	—
Net loss	$(58,656)	$(53,023)	$(14,221)	$(8,388)	$(1,201)
Net loss attributable to the period from January 1, 2014 to October 1, 2014	—	34,407
Net loss attributable to limited partners	$(58,656)	$(18,616)
Basic and diluted net loss from continuing operations per common unit	$(1.19)	$(0.52)
Basic and diluted net loss per common unit	(1.60)	(0.51)
Basic and diluted net loss from continuing operations per subordinated unit	(1.20)	(0.52)
Basic and diluted net loss per subordinated unit	(1.61)	(0.51)
Distributions declared per common and subordinated unit	1.279	—

Statement of Cash Flows Data:
Cash provided by (used in):
Operating activities	$46,041	$30,157	$13,882	$(6,990)	$(5,895)
Investing activities	(79,077)	(46,153)	(27,735)	(292,334)	(26,860)
Financing activities	31,698	16,087	6,988	304,991	34,825

Other Financial Data(2):
Adjusted gross margin	$150,291	$133,832	$112,954	$51,326	$18,108
Adjusted EBITDA	46,865	31,651	34,284	14,560	2,825

Balance Sheet Data:
Cash and cash equivalents	$1,987	$3,325	$3,234	$10,099	$4,432
Property, plant and equipment, net	291,454	251,690	227,068	181,142	27,720
Total assets	735,259	813,173	843,402	562,124	65,931
Total long-term debt (including current maturities)	163,194	84,508	184,846	167,739	16,948
Total partners’ capital	504,920	600,680	533,393	314,153	41,466

Operating Data(3):
Crude oil pipeline throughput (Bbl/d)	28,246	20,868	13,738	—	—
Crude oil sales (Bbl/d)	40,255	15,612	5,107	7,516	—
Refined products terminals throughput (Bbl/d)	62,075	63,859	69,071	57,143	—
NGL and refined product sales (Mgal/d)	211	200	181	129	61

(1)

In February 2016, we completed the sale of our crude oil supply and logistics operations in the Midcontinent region of Oklahoma and Kansas. In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

(2)

Adjusted gross margin and Adjusted EBITDA are financial measures that are not presented in accordance with GAAP. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — How We Evaluate Our Operations — Adjusted EBITDA and adjusted gross margin.”

(3)

Represents the average daily throughput volume and the average daily sales volume in our crude oil pipelines and storage segment, the average daily throughput volume in our refined products terminals and storage segment and the average daily sales volume in our NGL distribution and sales segment.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, our historical consolidated financial statements and the notes thereto included elsewhere in this document.

Overview

We are a growth-oriented limited partnership formed in May 2010 by members of management and further capitalized by ArcLight to own, operate, develop and acquire a diversified portfolio of midstream energy assets. In the fourth quarter of 2015, we reorganized our business segments to match the change in our internal organization and management structure.  The segment changes reflect the focus of our chief operating decision maker (“CODM”) and how performance of operations is evaluated and resources are allocated. Therefore, the results of our formerly reported crude oil supply and logistics segment have been combined into our crude oil pipelines and storage segment.  As a result of the reorganization, our operations currently consist of three business segments: (i) crude oil pipelines and storage, (ii) refined products terminals and storage and (iii) NGL distribution and sales. Together our businesses provide midstream infrastructure solutions for the growing supply of crude oil, refined products and NGLs in the United States. Our primary business strategy is to focus on:

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

•	operating one of the largest propane cylinder exchange businesses in the United States and capitalizing on the increase in demand and extended applications for portable propane cylinders.

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

Production

Over the past several years, there has been a fundamental shift in crude oil production in the United States towards unconventional resources. According to the EIA, this includes crude oil produced from shale formations, tight gas and coal beds. The emergence of unconventional crude oil plays, such as in the Permian Basin, and advances in technology have been crucial factors that have allowed producers to efficiently extract significant volumes of crude oil from these plays. According to the EIA, the dual application of horizontal drilling and hydraulic fracturing has been the primary driver of increases in shale production. The development of these unconventional sources has offset declines in other, more traditional hydrocarbon supply sources, which has helped meet growing demand and lowered the need for imported crude oil. While crude oil production in the United States has been strong in recent years, the steep decline in crude oil prices has reduced the incentive for producers to expand production. Several major producers have reported that they plan to reduce their capital expansion budgets, and several oilfield services companies have announced reductions in staffing. Various media outlets have reported that, with prices at current levels, it may become uneconomical to drill new crude oil wells in certain basins. If crude oil prices remain low, declines in crude oil production may adversely impact volumes in our crude oil pipelines and storage segment.

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

Supply of Crude Oil Storage Capacity

An important factor in determining the value of our crude oil storage capacity and the rates we are able to charge for new contracts or contract renewals is whether a surplus or shortfall of crude oil storage capacity exists relative to the overall demand for crude oil storage services in a given market area. We currently have a long-term contract with the user of our crude oil storage capacity in Cushing, Oklahoma with an initial term that expires in August 2017. We believe the demand for crude oil storage capacity in our market area will remain strong because of rising inland United States and Canadian production and the integral role that the Cushing interchange plays in facilitating the transfer of crude oil to refiners on the Gulf Coast.

Seasonality

The financial and operational results in our NGL distribution and sales segment are impacted by the seasonal nature of propane demand. The retail propane business is seasonal because of increased demand during the months of November through March primarily for the purpose of providing heating in residential and commercial buildings. As a result, the volume of propane we sell is at its highest during our first and fourth quarters and is directly affected by the severity of the winter. However, our cylinder exchange business sales volumes provide us increased operating profits during our second and third quarters, which reduces overall seasonal fluctuations in the financial and operational results in our cylinder exchange business and our NGL sales business. For the year ended December 31, 2015, we sold approximately 59% of the propane volumes in our cylinder exchange and NGL sales businesses during the first and fourth quarters of the year.

The butane blending operations at our refined products terminals are affected by seasonality because of federal regulations governing seasonal gasoline vapor pressure specifications. Accordingly, we expect that the revenues we generate from butane blending will be highest in the winter months and lowest in the summer months.

Weather

Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Accordingly, the volume of propane used by our customers for this purpose is affected by the severity of winter weather in the regions we serve and can vary substantially from year to year while general economic conditions in the United States and the wholesale price of propane can have a significant impact on the correlation between weather and customer demand. For the twelve months ended December 31, 2015, the weather in Texas, Oklahoma, New Mexico, Arizona, Arkansas, Kansas and Missouri, the seven states in which our NGL sales business operates, was 5% warmer than the average temperature of the prior year as measured by the number of heating degree days reported by the NOAA. If these seven states were to experience a cooling trend, we could expect demand for propane to increase, which could lead to greater sales and income.

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

In our crude oil pipelines and storage segment, we purchase and take title to a portion of the crude oil that we sell, which exposes us to changes in the price of crude oil in our sales markets. We manage this commodity price risk by limiting our net open positions and through the concurrent purchase and sale of like quantities of crude oil that are intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered. In our refined products terminals and storage segment, we sell excess volumes of refined products and our gross margin is impacted by changes in the market prices for these sales. We may execute forward sales contracts or financial swaps to reduce the risk of commodity price changes in this segment. In our NGL distribution and sales business, we are generally able to pass through the cost of products through sales prices to our customers. To the extent we enter into fixed price product sales contracts in this business, we generally hedge our supply costs using financial swaps. In our cylinder-exchange business, we sell approximately half of our volumes pursuant to contracts of generally two to three years in duration, which allow us to re-negotiate prices at the time of contract renewal, and we sell the remaining volumes on demand or under month-to-month contracts and generally adjust prices on these contracts on an annual basis. We hedge a majority of the forecasted volumes under our fixed-price contracts using financial swaps, and we may also use financial swaps to manage commodity price risk on our month-to-month contracts. In our NGL transportation business, we do not take title to the products we transport and, therefore, have no direct commodity price exposure to the price of volumes transported.

Average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $61.36 per barrel to a low of $34.55 per barrel from January 1, 2015 through December 31, 2015 and have declined further in early 2016. Fluctuations in energy prices, like the recent declines in commodity prices of crude oil, can also greatly affect the development of new crude oil reserves. Further declines in commodity prices of crude oil could have a negative impact on exploration, development and production activity, and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our assets. We are unable to predict future potential movements in the market price for crude oil and, thus, cannot predict the ultimate impact of commodity prices on our operations. If commodity prices continue to trend lower as they did in the latter part of 2014 and the year ended December 31, 2015, this could lead to reduced profitability and may result in future potential impairments of long-lived assets, goodwill or intangible assets. We performed our annual impairment assessment of goodwill in the fourth quarter of 2015, which resulted in an impairment charge of $29.9 million. Due to the market conditions discussed above, there is an increased likelihood of incurring additional future goodwill impairments, which may be material.

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

•	Volumes and revenues.

•

Crude oil pipelines and storage.  The amount of revenue we generate from our crude oil pipelines business depends primarily on throughput volumes. We generate a substantial majority of our crude oil pipeline revenues through long-term contracts containing acreage dedications or minimum volume commitments. Throughput volumes on our pipeline system are affected primarily by the supply of crude oil in the market served by our assets. The revenue generated from our crude oil supply and logistics business depends on the volume of crude oil we purchase from producers, aggregators and traders and then sell to producers, traders and refiners as well as the volumes of crude oil that we gather and transport. The volume of our crude oil supply and logistics activities and the volumes transported by our crude oil gathering and transportation trucks are affected by the supply of crude oil in the markets served directly or indirectly by our assets. Accordingly, we actively monitor producer activity in the areas served by our crude oil supply and logistics business and other producing areas in the United States to compete for volumes from crude oil producers. Revenues in this business are also impacted by changes in the market price of commodities that we pass through to our customers.  The volume of crude oil stored at our crude oil storage facility in Cushing, Oklahoma has no impact on the revenue generated by our crude oil storage business because we receive a fixed monthly fee per barrel of shell capacity that is not contingent on the usage of our storage tanks.

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

•

Operating expenses.  Our management seeks to maximize the profitability of our operations in part by minimizing operating expenses. These expenses are comprised of payroll, wages and benefits, utility costs, fleet costs, repair and maintenance costs, rent, fuel, insurance premiums, taxes and other operating costs, some of which are independent of the volumes we handle.

•

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA to net loss
Net loss	$(58,656)	$(53,023)	$(14,221)	$(8,388)	$(1,201)
Depreciation and amortization	46,852	40,230	30,987	12,941	2,841
Goodwill impairment	29,896	—	—	—	—
Interest expense	5,375	8,981	8,245	3,249	633
Loss on extinguishment of debt	—	1,634	—	497	95
Income tax expense	754	300	208	222	35
Loss on disposal of assets, net	909	1,137	1,492	1,142	68
Unit-based compensation	1,217	1,658	790	2,485	—
Total (gain) loss on commodity derivatives	3,057	13,762	(902)	(640)	—
Net cash payments for commodity derivatives settled during the period	(14,821)	(1,071)	(209)	(946)	—
Early settlement of commodity derivatives (1)	8,745	—	—	—	—
Corporate overhead support from general partner (2)	5,500	—	—	—	—
Transaction costs and other	1,877	3,766	1,286	1,492	354
Discontinued operations (3)	16,160	14,277	6,608	2,506	—
Adjusted EBITDA	$46,865	$31,651	$34,284	$14,560	$2,825

(1)	Due to its non-recurring nature, we excluded this transaction in calculating Adjusted EBITDA.

(2)	Represents expenses incurred by us that were absorbed by our general partner and not passed through to us.

(3)

In February 2016, we completed the sale of our crude oil supply and logistics operations in the Midcontinent region of Oklahoma and Kansas. In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Reconciliation of adjusted gross margin to operating loss
Adjusted gross margin
Crude oil pipelines and storage	$35,500	$36,788	$19,249	$3,465	$—
Refined products terminals and storage	14,578	16,834	19,328	1,732	—
NGL distribution and sales	100,213	80,210	74,377	46,129	18,108
Total Adjusted gross margin	150,291	133,832	112,954	51,326	18,108

Operating expenses	(69,377)	(65,584)	(57,728)	(26,292)	(9,584)
General and administrative	(45,383)	(46,362)	(44,488)	(20,785)	(6,053)
Depreciation and amortization	(46,852)	(40,230)	(30,987)	(12,941)	(2,841)
Goodwill impairment	(29,896)	—	—	—	—
Loss on disposal of assets, net	(909)	(1,137)	(1,492)	(1,142)	(68)
Total gain (loss) from commodity derivative contracts	(3,057)	(13,762)	902	640	—
Net cash payments for commodity derivatives settled during the period	14,821	1,071	209	947	—
Early settlement of commodity derivatives (1)	(8,745)	—	—	—	—
Other non-cash items	(201)	(669)	—	—	—
Operating loss	$(39,308)	$(32,841)	$(20,630)	$(8,247)	$(438)

(1)	Due to its non-recurring nature, we excluded this transaction in calculating adjusted gross margin.

Recent Developments

Disposition of Mid-Continent Crude Oil Supply and Logistics Assets

On February 1, 2016, we sold certain trucking and marketing assets in the Mid-Continent area (the “Mid-Continent Business”), in connection with JP Development’s sale of its GSPP pipeline assets to a third party buyer. The sales price related to the Mid-Continent Business was $9.7 million; which included certain adjustments related to inventory and other working capital items. We continue to retain our crude oil storage operations in the Mid-Continent area of Oklahoma.

Current Year Highlights

Disposition of Crude Oil Supply and Logistics Assets

On September 30, 2015, we entered into an asset purchase agreement pursuant to which we sold certain crude oil supply and logistics assets for a sales price of $1.9 million. We closed the transaction on November 2, 2015 and recognized a gain on disposal of approximately $1.0 million.

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

Expansion of Silver Dollar Pipeline System

In February 2015, we signed a 10-year fee based gathering agreement with Discovery Natural Resources LLC (“Discovery”) to construct and operate an extension of our Silver Dollar Pipeline crude oil gathering system into the core of the Midland Basin. The agreement with Discovery is supported by a dedication of approximately 53,000 acres in Reagan, Glasscock, Sterling and Irion Counties. In addition to pipeline gathering, we also provide crude oil trucking, marketing and related services for Discovery. The gathering system extension consists of approximately 51 miles of pipeline, extending from southern Reagan County north into Glasscock County across the Midland Basin. In September 2015, we completed Phase I of the project, which included the construction and commissioning of 32 miles of pipeline and associated truck and measurement facilities. Phase II of the construction was completed in January 2016.

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

Factors Affecting the Comparability of Our Financial Results

Our historical results of operations may not be comparable due to our acquisition activity. Our acquisition activity and the resulting changes to our business have significantly affected our operations over the last four years. The acquisitions of our initial crude oil supply and logistics and our crude oil pipelines and storage operations, including our fleet of crude oil transportation trucks and our crude oil storage facility in Cushing, Oklahoma and our refined products terminals, all in the second half of 2012, transformed the magnitude and scope of our business and provided the initial assets and operations for our crude oil pipelines and storage segment and our refined products terminals and storage segment. As with our historical acquisitions, any future acquisitions could make year-to-year comparisons of our results of operations difficult. Please read “Item 1. Business—Our Acquisition History” for greater detail about our acquisition history.

Results of Operations

The following historical consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 has been derived from our audited historical consolidated financial statements.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
TOTAL REVENUES	$680,585	$726,154	$390,869

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	527,476	605,682	276,804
Operating expense	69,377	65,584	57,728
General and administrative	45,383	46,362	44,488
Depreciation and amortization	46,852	40,230	30,987
Goodwill impairment	29,896	—	—
Loss on disposal of assets, net	909	1,137	1,492
OPERATING LOSS	(39,308)	(32,841)	(20,630)

OTHER INCOME (EXPENSE)
Interest expense	(5,375)	(8,981)	(8,245)
Loss on extinguishment of debt	—	(1,634)	—
Other income, net	1,732	8	887

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(42,951)	(43,448)	(27,988)

Income tax expense	(754)	(300)	(208)
LOSS FROM CONTINUING OPERATIONS	(43,705)	(43,748)	(28,196)

DISCONTINUED OPERATIONS (1)
Net income (loss) from discontinued operations, including loss on disposal of $7,288 in 2014	(14,951)	(9,275)	13,975

NET LOSS	$(58,656)	$(53,023)	$(14,221)

(1)

In February 2016, we completed the sale of our crude oil supply and logistics operations in the Midcontinent region of Oklahoma and Kansas. In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Consolidated Results

	Year Ended December 31,
	2015	2014	Variance
	(in thousands)
Segment Adjusted EBITDA
Crude oil pipelines and storage (1)	$23,119	$25,339	$(2,220)
Refined products terminals and storage (1)	10,867	10,723	144
NGL distribution and sales (1)	30,896	15,511	15,385
Discontinued operations (2)	1,209	5,002	(3,793)
Corporate and other	(19,226)	(24,924)	5,698
Total Adjusted EBITDA	46,865	31,651	15,214
Depreciation and amortization	(46,852)	(40,230)	(6,622)
Goodwill impairment	(29,896)	—	(29,896)
Interest expense	(5,375)	(8,981)	3,606
Loss on extinguishment of debt	—	(1,634)	1,634
Income tax expense	(754)	(300)	(454)
Loss on disposal of assets, net	(909)	(1,137)	228
Unit-based compensation	(1,217)	(1,658)	441
Total loss on commodity derivatives	(3,057)	(13,762)	10,705
Net cash payments for commodity derivatives settled during the period	14,821	1,071	13,750
Early settlement of commodity derivatives	(8,745)	—	(8,745)
Corporate overhead support from general partner	(5,500)	—	(5,500)
Transaction costs and other	(1,877)	(3,766)	1,889
Discontinued operations (2)	(16,160)	(14,277)	(1,883)
Net loss	$(58,656)	$(53,023)	$(5,633)

(1)	See further analysis of the Adjusted EBITDA of each reportable segment below.

(2)

In February 2016, we completed the sale of our crude oil supply and logistics operations in the Midcontinent region of Oklahoma and Kansas. In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

Discontinued operations Adjusted EBITDA. Adjusted EBITDA related to discontinued operations included previously in our crude oil pipelines and storage segment decreased to $1.2 million for the year ended December 31, 2015 from $5.0 million for the year ended December 31, 2014. The decrease was primarily due to a decrease in crude oil sales margin in our operations in the Midcontinent region of Oklahoma and Kansas. We completed the sale of our crude oil logistics operations in the Midcontinent region in February 2016. In addition, we also completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming in June 2014, which contributed to the overall decrease for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Corporate and other Adjusted EBITDA.  Corporate and other Adjusted EBITDA primarily represents corporate expenses not allocated to reportable segments. Such expenses decreased to $19.2 million for the year ended December 31, 2015 from $24.9 million for the year ended December 31, 2014. The decrease was primarily due to $5.5 million of expenses incurred by us during the year ended December 31, 2015, that were absorbed by our general partner and not passed through to us. An additional decrease of $3.2 million in professional and consulting fees was related to expenses associated with the IPO in the year ended December 31, 2014. These decreases were partially offset by increases of $1.9 million in employee expenses, $0.5 million in contract labor and $0.5 million in insurance expenses related to an increase in corporate personnel to support our business in the year ended December 31, 2015 compared to the year ended December 31, 2014.

Depreciation and amortization expense.  Depreciation and amortization expense for the year ended December 31, 2015 increased to $46.9 million from $40.2 million for the year ended December 31, 2014. The increase was primarily due to the expansions of our Silver Dollar Pipeline System in the fourth quarter of 2014 and throughout 2015. Our average depreciable asset base increased from $258.2 million during the year ended December 31, 2014 to $324.6 million during the year ended December 31, 2015.

Goodwill impairment. For the year ended December 31, 2015, we recognized goodwill impairment charges of $23.6 million and $6.3 million in our crude oil supply and logistics reporting unit within our crude oil pipelines and storage segment and JP Liquids reporting unit within our NGL distribution and sales segment, respectively, primarily due to the substantial decline in commodity prices in 2015 and the resulting decline in margin as well as volumes in those reporting units.

Interest expense. Interest expense for the year ended December 31, 2015 decreased to $5.4 million from $9.0 million for the year ended December 31, 2014. The decrease was primarily due to the repayment of a substantial portion of our revolving credit facility utilizing a portion of the proceeds from our initial public offering completed on October 7, 2014, as well as a decrease in the average interest rate. Our average borrowings decreased from $177.9 million for the year ended December 31, 2014 to $141.6 million for the year ended December 31, 2015. Our average interest rate decreased from 5.1% for the year ended December 31, 2014 to 3.8% for the year ended December 31, 2015.

Loss on extinguishment of debt. Loss on extinguishment of debt of $1.6 million for the year ended December 31, 2014 relates to the write off of deferred financing costs associated with extinguishment of our 2011 revolving credit facility in February 2014.

Unit-based compensation.  Unit-based compensation for the year ended December 31, 2015 decreased to $1.2 million from $1.7 million for the year ended December 31, 2014. The higher expense in 2014 was primarily due to the accelerated vesting of certain awards in connection with our IPO in October 2014.

Total loss on commodity derivatives and net cash payments for commodity derivatives settled during the period. The changes in both total loss on commodity derivatives and net cash payments for commodity derivatives settled during the period are due to the more favorable position of our propane hedges during the year ended December 31, 2015 compared to the year ended December 31, 2014.

Early settlement of commodity derivatives. In August 2015, we paid approximately $8.7 million to settle all of our outstanding propane financial swap contracts that were scheduled to mature at various dates through April 2017. Due to the non-recurring nature, we have excluded the $8.7 million early settlement of commodity derivatives in calculating Adjusted EBITDA.

Corporate overhead support from general partner. Corporate overhead support from general partner of $5.5 million represents expenses incurred by us during the year ended December 31, 2015, that were absorbed by our general partner and not passed through to us.

Transaction costs and other non-cash items. Transaction costs and other non-cash items decreased to $1.9 million for the year ended December 31, 2015 from $3.8 million for the year ended December 31, 2014. The decrease was primarily due to a decrease in non-cash employee expenses of $2.8 million related to changes in our management structure and personnel in the year ended December 31, 2015. An additional decrease of $1.9 million is related to changes in contingent consideration liabilities due to the post-acquisition performance of a portion of our assets. These decreases were partially offset by $1.4 million of expenses related to changes in our management structure and personnel in the year ended December 31, 2015 and an increase in transaction costs of $1.4 million.

Discontinued operations. Discontinued operations primarily represents non-cash depreciation and amortization expense, impairment charges and loss on disposal of assets related to the discontinued operations previously owned by our crude oil pipelines and storage segment. Such expenses increased to $16.2 million for the year ended December 31, 2015 from $14.3 million for the year ended December 31, 2014. The increase was primarily due to an impairment charge of $12.9 million related to fixed assets, intangible assets and goodwill associated with the disposal of our crude oil supply and logistics operations in the Midcontinent region of Oklahoma and Kansas in 2015. This increase was partially offset by decreases in the loss on the disposal of assets of $9.1 million, non-cash depreciation and amortization expense of $1.4 million and non-cash inventory costing adjustments of $0.4 million in the year ended December 31, 2015 compared to the year ended December 31, 2014.

Segment Operating Results

Crude Oil Pipelines and Storage

	Year Ended December 31,
	2015	2014	Variance
	(in thousands, unless otherwise noted)
Volumes:
Crude oil pipeline throughput (Bbls/d) (1)	28,246	20,868	7,378
Crude oil sales (Bbls/d) (2)	40,255	15,612	24,643
Revenues:
Crude oil sales	$456,349	$470,336	$(13,987)
Gathering, transportation and storage fees	21,820	24,013	(2,193)
Other revenues	2,358	1,622	736
Total Revenues	480,527	495,971	(15,444)
Cost of sales, excluding depreciation and amortization (3)	(445,027)	(459,183)	14,156
Adjusted gross margin	35,500	36,788	(1,288)
Operating expenses (3)	(9,238)	(7,928)	(1,310)
General and administrative (3)	(3,143)	(3,548)	405
Other income, net	—	27	(27)
Segment Adjusted EBITDA	$23,119	$25,339	$(2,220)

(1)

Represents the average daily throughput volume in our crude oil pipelines and storage segment. The volumes in our crude oil storage facility are excluded because they have no effect on operations as we receive a set fee per month that does not fluctuate with the volume of crude oil stored.

(2)	Represents the average daily sales volume in our crude oil pipelines and storage segment.

(3)

Certain expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Crude oil pipeline throughput volumes increased to 28,246 barrels per day for the year ended December 31, 2015 from 20,868 barrels per day for the year ended December 31, 2014. Crude oil sales volumes increased to 40,255 barrels per day for the year ended December 31, 2015 from 15,612 barrels per day for the year ended December 31, 2014. The increases were due to the expansions of the Silver Dollar Pipeline System in the third quarter of 2014 and throughout 2015.

Adjusted gross margin. Adjusted gross margin decreased to $35.5 million for the year ended December 31, 2015 from $36.8 million for the year ended December 31, 2014. The major components of this decrease were as follows:

•

a $10.1 million decrease in crude oil sales margin primarily due to the impact of the current lower-priced crude oil market on margin per barrel and the lack of any market dislocation opportunities for the year ended December 31, 2015 compared to the year ended December 31, 2014.; partially offset by

•	a $4.7 million increase in crude oil sales volumes and a $3.6 million increase in crude oil throughput volume on our Silver Dollar Pipeline System, as explained above.; and

•	a $0.5 million increase in storage fees from a service outage that occurred to make repairs to a portion of our storage tanks in December 2014.

Operating expenses. Operating expenses increased to $9.2 million for the year ended December 31, 2015 from $7.9 million for the year ended December 31, 2014. The increase was primarily due to increases in insurance premiums ($0.8 million), property tax expenses ($0.2 million) and repairs and maintenance expenses ($0.2 million) in the year ended December 31, 2015.

Refined Products Terminals and Storage

	Year Ended December 31,
	2015	2014	Variance
	(in thousands, unless otherwise noted)
Volumes:
Terminal and storage throughput (Bbls/d) (1)	62,075	63,859	(1,784)
Revenues:
Refined products sales	$10,394	$11,521	$(1,127)
Refined products terminals and storage fees	12,833	11,766	1,067
Total Revenues	23,227	23,287	(60)
Cost of sales, excluding depreciation and amortization (2)	(8,649)	(6,453)	(2,196)
Adjusted gross margin	14,578	16,834	(2,256)
Operating expenses (2)	(2,980)	(4,602)	1,622
General and administrative (2)	(737)	(1,518)	781
Other income	6	9	(3)
Segment Adjusted EBITDA	$10,867	$10,723	$144

(1)	Represents the average daily throughput volume in our refined products terminals and storage segment.

(2)

Certain expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Revenues. Revenues decreased to $23.2 million for the year ended December 31, 2015 from $23.3 million for the year ended December 31, 2014. The decrease was primarily due to a decrease in refined product sales revenue of $1.1 million from a decrease in commodities prices ($4.1 million) in the year ended December 31, 2015 compared to the year ended December 31, 2014, partially offset by an increase in refined product sales volumes ($3.0 million) due to the addition of butane blending capabilities at our North Little Rock Terminal in the second quarter of 2015. The decrease in refined products sales revenue was partially offset by an increase in terminal throughput and additive fees of $0.6 million related to changes in our terminaling agreements in the year ended December 31, 2015 and an increase in storage fees of $0.3 million.

Cost of sales, excluding depreciation and amortization. Cost of sales, excluding depreciation and amortization increased to $8.6 million for the year ended December 31, 2015 from $6.5 million for the year ended December 31, 2014.  The increase was primarily due to an increase in refined products sales volumes.

Operating expenses. Operating expenses decreased to $3.0 million for the year ended December 31, 2015 from $4.6 million for the year ended December 31, 2014.  The decrease was primarily due to the recording of a non-recurring charge of $2.3 million at our North Little Rock, Arkansas terminal in the year ended December 31, 2014, related to the settlement of under-delivered product volumes with our North Little Rock terminal customers.

General and administrative. General and administrative decreased to $0.7 million for the year ended December 31, 2015 from $1.5 million for the year ended December 31, 2014. The decrease was primarily due to changes in our management structure and personnel in the year ended December 31, 2015 compared to the year ended December 31, 2014.

NGL Distribution and Sales

	Year Ended December 31,
	2015	2014	Variance

	(in thousands, unless otherwise noted)
Volumes:
NGL and refined product sales (Mgal/d) (1)	211	200	11
Revenues:
Gathering, transportation and storage fees	$5,960	$6,688	$(728)
NGL and refined product sales	159,616	188,701	(29,085)
Other revenues	11,255	11,507	(252)
Total Revenues	176,831	206,896	(30,065)
Cost of sales, excluding depreciation and amortization (2)	(76,618)	(126,686)	50,068
Adjusted gross margin	100,213	80,210	20,003
Operating expenses (2)	(57,200)	(52,109)	(5,091)
General and administrative (2)	(12,373)	(13,092)	719
Other income, net	256	502	(246)
Segment Adjusted EBITDA	$30,896	$15,511	$15,385

(1)	Represents the average daily sales volume in our NGL distribution and sales segment.

(2)

Certain expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Adjusted gross margin. Adjusted gross margin increased to $100.2 million for the year ended December 31, 2015 from $80.2 million for the year ended December 31, 2014.  The increase was primarily due to an increase in the average NGL and refined product sales margin ($14.6 million) combined with an increase in NGL and refined products sales volume ($5.5 million). The average sales margin of NGL and refined products increased due to more favorable market conditions in the year ended December 31, 2015 compared to the year ended December 31, 2014.  Sales volumes increased as a result of organic growth in our customer base and the acquisition of Southern Propane in May 2015.

Operating expenses. Operating expenses increased to $57.2 million for the year ended December 31, 2015 from $52.1 million for the year ended December 31, 2014. The increase was primarily due to increases in employee costs of $4.0 million, distribution expenses of $0.6 million and insurance premiums of $0.5 million related to the increased sales volumes.

General and administrative. General and administrative decreased to $12.4 million for the year ended December 31, 2015 from $13.1 million for the year ended December 31, 2014.  The decrease was primarily due to changes in our management structure and personnel in the year ended December 31, 2015 compared to the year ended December 31, 2014.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Consolidated Results

	Year ended December 31,
	2014	2013	Variance

	(in thousands)
Segment Adjusted EBITDA
Crude oil pipelines and storage (1)	$25,339	$9,479	$15,860
Refined products terminals and storage (1)	10,723	16,100	(5,377)
NGL distribution and sales (1)	15,511	15,518	(7)
Discontinued operations (2)	5,002	20,583	(15,581)
Corporate and other	(24,924)	(27,396)	2,472
Total Adjusted EBITDA	31,651	34,284	(2,633)
Depreciation and amortization	(40,230)	(30,987)	(9,243)
Interest expense	(8,981)	(8,245)	(736)
Loss on extinguishment of debt	(1,634)	—	(1,634)
Income tax expense	(300)	(208)	(92)
Loss on disposal of assets, net	(1,137)	(1,492)	355
Unit-based compensation	(1,658)	(790)	(868)
Total gain (loss) on commodity derivatives	(13,762)	902	(14,664)
Net cash payments for commodity derivatives settled during the period	1,071	209	862
Transaction costs and other	(3,766)	(1,286)	(2,480)
Discontinued operations (2)	(14,277)	(6,608)	(7,669)
Net loss	$(53,023)	$(14,221)	$(38,802)

(1)	See further analysis of the Adjusted EBITDA of each reportable segment below.

(2)

In February 2016, we completed the sale of our crude oil supply and logistics operations in the Midcontinent region of Oklahoma and Kansas. In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

Discontinued operations Adjusted EBITDA. Adjusted EBITDA related to the discontinued operations included previously in our crude oil pipelines and storage segment decreased to $5.0 million for the year ended December 31, 2014 from $20.6 million for the year ended December 31, 2013. The decrease was primarily due to decreases in crude oil sales margin ($12.9 million) and crude oil sales volumes ($4.0 million) in our operations in the Midcontinent region of Oklahoma and Kansas. The lack of existing pipeline takeaway capacity and associated logistical challenges created market conditions that provided us with more opportunities to capture above-baseline margins and volumes in 2013 compared to 2014. Due to increased competition, the impact of the current lower-priced crude oil market on margin per barrel and the lack of any market dislocation opportunities in the year ended December 31, 2015, we completed the sale of our crude oil logistics operations in the Midcontinent region in February 2016. In addition, we also completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming in June 2014, which contributed to the overall decrease for the year ended December 31, 2014 compared to the year ended December 31, 2013.

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

Depreciation and amortization expense. Depreciation and amortization expense for the year ended December 31, 2014 increased to $40.2 million from $31.0 million for the year ended December 31, 2013. The increase was primarily due to four acquisitions completed during or after July 2013. These acquisitions accounted for at least seven more months of depreciation and amortization activity in 2014, which was not included in our 2013 financial results. Our property, plant and equipment base increased from $232.2 million as of December 31, 2013 to $258.2 million as of December 31, 2014.

Interest expense. Interest expense for the year ended December 31, 2014 increased to $9.0 million from $8.2 million for the year ended December 31, 2013. The increase was primarily due to an increase in average borrowings from $172.3 million for the year ended December 31, 2013 to $177.9 million for the year ended December 31, 2014.

Loss on extinguishment of debt. Loss on extinguishment of debt of $1.6 million for the year ended December 31, 2014 relates to the write off of deferred financing costs associated with extinguishment of our 2011 revolving credit facility in February 2014.

Unit-based compensation.  Unit-based compensation for the year ended December 31, 2014 increased to $1.7 million from $0.8 million for the year ended December 31, 2013. The increase was primarily due to the accelerated vesting of certain awards in 2014, in connection with our IPO.

Total gain (loss) on commodity derivatives and net cash payments for commodity derivatives settled during the period. The changes in both total gain (loss) on commodity derivatives and net cash payments for commodity derivatives settled during the period are due to the less favorable position of our propane hedges during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Transaction costs and other non-cash items. Transaction costs and other non-cash items increased for the year ended December 31, 2014 to $3.8 million from $1.3 million for the year ended December 31, 2013 primarily due to an increase in non-cash personnel expenses of $2.4 million related to an increase in employee headcount to support the growth of our business.

Discontinued operations. Discontinued operations primarily represents non-cash depreciation and amortization expense and loss on disposal of assets related to the discontinued operations previously owned by our crude oil pipelines and storage segment. Such expenses increased to $14.3 million for the year ended December 31, 2014 from $6.6 million for the year ended December 31, 2013. The increase was primarily due to the loss on the disposal of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming of $7.3 million in the year ended December 31, 2014.

Segment Operating Results

Crude Oil Pipelines and Storage

	Year ended December 31,
	2014	2013	Variance
	(in thousands, unless otherwise noted)
Volumes:
Crude oil pipeline throughput (Bbls/d) (1)	20,868	13,738	7,130
Crude oil sales (Bbls/d) (2)	15,612	5,107	10,505
Revenues:
Crude oil sales	$470,336	$164,356	$305,980
Gathering, transportation and storage fees	24,013	22,329	1,684
Other revenues	1,622	308	1,314
Total Revenues	495,971	186,993	308,978
Cost of sales, excluding depreciation and amortization (3)	(459,183)	(167,744)	(291,439)
Adjusted gross margin	36,788	19,249	17,539
Operating expenses (3)	(7,928)	(7,405)	(523)
General and administrative (3)	(3,548)	(2,365)	(1,183)
Other income, net	27	—	27
Segment Adjusted EBITDA	$25,339	$9,479	$15,860

(1)

Represents the average daily throughput volume in our crude oil pipelines and storage segment. The volumes in our crude oil storage facility are excluded because they have no effect on operations as we receive a set fee per month that does not fluctuate with the volume of crude oil stored.

(2)	Represents the average daily sales volume in our crude oil pipelines and storage segment.

(3)

Certain expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Crude oil sales volumes increased to 15,612 barrels per day for the year ended December 31, 2014 from 5,107 barrels per day for the year ended December 31, 2013. Crude oil pipeline throughput increased to 20,868 barrels per day for the year ended December 31, 2014 from 13,738 barrels per day for the year ended December 31, 2013. The increases were primarily due to the acquisition of Wildcat Permian in October 2013, which owns the Silver Dollar Pipeline System.

Adjusted gross margin.  Adjusted gross margin increased to $36.8 million for the year ended December 31, 2014 from $19.3 million for the year ended December 31, 2013. The major components of this increase were as follows:

•	an $8.6 million increase as a result of the acquisition of Wildcat Permian in October 2013, which owns the Silver Dollar Pipeline System; and

•	an $8.4 million increase in crude oil sales volume, as explained above, combined with a $1.3 million increase in crude oil sales margin; partially offset by

•	a $0.7 million decrease in storage fees from a service outage that occurred to make repairs to a portion of our storage tanks in December 2014.

Operating expenses.  Operating expenses increased to $7.9 million for the year ended December 31, 2014 from $7.4 million for the year ended December 31, 2013. The increase was primarily due to the acquisition of Wildcat Permian in October 2013.

General and administrative.  General and administrative expenses increased to $3.5 million for the year ended December 31, 2014 from $2.4 million for the year ended December 31, 2013. The major components of this increase were as follows:

•	a $0.6 million increase in operating expenses primarily due to the acquisition of Wildcat Permian in October 2013; and

•	a $0.4 million increase in office expenses incurred to support the growing business.

Refined Products Terminals and Storage

	Year ended December 31,
	2014	2013	Variance
	(in thousands, unless otherwise noted)
Volumes:
Terminal and storage throughput (Bbls/d) (1)	63,859	69,071	(5,212)
Revenues:
Refined products sales	$11,521	$11,702	$(181)
Refined products terminals and storage fees	11,766	12,309	(543)
Total Revenues	23,287	24,011	(724)
Cost of sales, excluding depreciation and amortization (2)	(6,453)	(4,683)	(1,770)
Adjusted gross margin	16,834	19,328	(2,494)
Operating expenses (2)	(4,602)	(2,464)	(2,138)
General and administrative (2)	(1,518)	(772)	(746)
Other income	9	8	1
Segment Adjusted EBITDA	$10,723	$16,100	$(5,377)

(1)	Represents the average daily throughput volume in our refined products terminals and storage segment.

(2)

Certain expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

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

NGL Distribution and Sales

	Year ended December 31,
	2014	2013	Variance
	(in thousands, unless otherwise noted)
Volumes:
NGL and refined product sales (Mgal/d) (1)	200	181	19
Revenues:
Gathering, transportation and storage fees	$6,688	$1,614	$5,074
NGL and refined product sales	188,701	166,880	21,821
Other revenues	11,507	11,371	136
Total Revenues	206,896	179,865	27,031
Cost of sales, excluding depreciation and amortization (2)	(126,686)	(105,488)	(21,198)
Adjusted gross margin	80,210	74,377	5,833
Operating expenses (2)	(52,109)	(47,307)	(4,802)
General and administrative (2)	(13,092)	(11,688)	(1,404)
Other income, net	502	136	366
Segment Adjusted EBITDA	$15,511	$15,518	$(7)

(1)	Represents the average daily sales volume in our NGL distribution and sales segment.

(2)

Certain expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

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

•

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

•	increase in employee costs of approximately $0.7 million, as a result of the increase in headcount to support our growing business.

Liquidity and Capital Resources

We principally require liquidity to finance current operations, fund capital expenditures, including acquisitions from time to time, and to service our debt. We expect our sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and issuances of debt and equity.

We believe that cash on hand, cash generated from operations and availability under our revolving credit facility will be adequate to meet our operating needs, our planned short-term capital and debt service requirements and our cash distribution requirements. We believe that future internal growth projects or potential acquisitions will be funded primarily through borrowings under our revolving credit facility or through issuances of debt and equity securities. However, future issuances of equity securities are subject to a recovery in the market price of our common units from current depressed levels.

Distributions

We intend to pay a minimum quarterly distribution of $0.3250 per unit per quarter, which equates to approximately $11.9 million per quarter, or $47.6 million per year, calculated based on the number of common and subordinated units outstanding as of February 22, 2016 and estimated unvested phantom units under our long-term incentive plan. We do not have a legal obligation to pay this distribution, except as provided in our partnership agreement. We currently estimate that our distributable cash flow in certain quarters of 2016 will be less than our anticipated distributions to unitholders during those periods. This shortfall is expected to be temporary and is expected to be funded with a combination of borrowings from our revolving credit facility and corporate overhead support from our general partner.

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

•

prior to our issuance of certain unsecured notes, (i) a consolidated net total leverage ratio of not more than 4.50 and (ii) from and after our issuance of certain unsecured notes, a consolidated net total leverage ratio of not more than 5.00;

•	from and after our issuance of certain unsecured notes, a consolidated senior secured net leverage ratio of not more than 3.50; and

•	available liquidity, as defined in the credit agreement, of not less than $25.0 million.

Prior to February 23, 2016, our revolving credit facility contained a covenant requiring our consolidated working capital, as defined in the credit agreement, to be not less than $15.0 million. We were not in compliance with the consolidated working capital covenant as of December 31, 2015, which noncompliance was waived and which covenant was removed and the available liquidity covenant was added pursuant to Amendment No. 5.

As of February 22, 2016, we had $150.0 million of outstanding borrowings under our revolving credit facility and a remaining borrowing capacity of $97.0 million thereunder. Issued and outstanding letters of credit, which reduced borrowing capacity, totaled $28.0 million as of February 22, 2016.

Borrowings under our revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a Base Rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate of Bank of America, and (3) LIBOR, subject to certain adjustments, plus 1.00% or (b) LIBOR, in each case plus an Applicable Rate (Base Rate, LIBOR and Applicable Rate each as defined in our revolving credit facility). As of December 31, 2015, the Applicable Rate for Base Rate loans range from 0.75% to 2.00% and the Applicable Rate for LIBOR loans range from 1.75% to 3.00%, in each case based on our consolidated net total leverage ratio.

Cash Flow

Cash provided by (used in) operating activities, investing activities and financing activities were as follows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities	$46,041	$30,157	$13,882
Investing activities	(79,077)	(46,153)	(27,735)
Financing activities	31,698	16,087	6,988

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Cash provided by operating activities. Cash provided by operating activities was $46.0 million for the year ended December 31, 2015 compared to $30.2 million for the year ended December 31, 2014. The $15.8 million increase was primarily attributable to a $15.2 million increase in total Adjusted EBITDA.

Cash used in investing activities. Cash used in investing activities was $79.1 million for the year ended December 31, 2015 compared to $46.2 million for the year ended December 31, 2014. The $32.9 million increase was primarily due to an increase in capital expenditures of $14.1 million in the year ended December 31, 2015 associated with our organic growth projects, $12.6 million related to the acquisition of Southern Propane in 2015 and a $7.4 million decrease in the proceeds from the sale of assets. These increases were partially offset by a $1.2 million change in restricted cash.

Cash provided by financing activities. Cash provided by financing activities was $31.7 million for the year ended December 31, 2015 compared to $16.1 million for the year ended December 31, 2014. For the year ended December 31, 2015, cash provided by financing activities included net borrowings under our revolving credit facility and other debt of $78.6 million, partially offset by distributions to unitholders of $47.0 million. For the year ended December 31, 2014, cash provided by financing activities included cash provided by the issuance of common and preferred units of $302.6 million, partially offset by net payments under our revolving credit facility and other debt of $100.4 million, distributions to unitholders of $92.0 million, $52.0 million used to purchase the Dropdown Assets and $42.4 million of cash used to redeem preferred units.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cash provided by operating activities. Cash provided by operating activities was $30.2 million for the year ended December 31, 2014 compared to $13.9 million for the year ended December 31, 2013. The $16.3 million increase was primarily attributable to a $33.3 million decrease in cash used for crude oil inventory purchase year-over-year, as we lowered our crude oil inventory level in our crude oil pipelines and storage segment due to improved operational efficiency. The increase was partially offset by a $13.2 million decrease from the timing of collections and payments and a $2.6 million decrease in total Adjusted EBITDA.

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

Capital Expenditures

Our capital expenditures were $83.6 million, $108.9 million and $27.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, which included capital expenditures for acquisitions of $12.6 million, $52.0 million and $1.0 million, respectively.

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

Our capital expenditures were $83.6 million for the year ended December 31, 2015, which included capital expenditures for acquisitions of $12.6 million. For the year ended December 31, 2015, we spent $71.0 million on capital expenditures, excluding acquisitions, of which $5.3 million represents maintenance capital expenditures and $65.7 million represents growth capital expenditures. We have budgeted $5.0 million in maintenance capital expenditures for the year ending December 31, 2016. We expect growth capital expenditures for the year ending December 31, 2016 to range from $25.0 million to $35.0 million, with an estimated $15.0 million of these investments to be made on the continued development of our Silver Dollar Pipeline system. This estimated range of growth capital expenditures does not include any potential third party acquisitions that we will continue to evaluate throughout 2016.

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

Contractual Obligations

A summary of our contractual obligations as of December 31, 2015 is as follows:

	Less Than 1			More Than 5
	Year	1‑3 Years	3‑5 Years	Years	Total
	(in thousands)
Long-term debt obligations	$454	$740	$162,000	$—	$163,194
Capital lease obligations(1)	153	156	53	11	373
Operating lease obligations(1)	5,116	8,107	3,101	4,877	21,201
Total	$5,723	$9,003	$165,154	$4,888	$184,768

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

Working Capital

Our working capital is the amount by which our current assets exceed our current liabilities and is a measure of our ability to pay our liabilities as they come due. Our working capital was $16.7 million, $26.3 million and $48.7 million as of December 31, 2015, 2014 and 2013, respectively.

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

Crude oil pipelines and storage.  We generate revenue through crude oil sales and pipeline transportation and storage fees. Revenues for crude oil pipeline transportation services are recognized upon delivery of the product, and when payment has either been received or collection is reasonably assured. For certain crude oil pipeline transportation arrangements, we enter into sale and purchase contracts with counterparties that are the equivalent of pipeline transportation agreements. In such cases, we assess the indicators associated with agent and principal considerations for each arrangement to determine whether revenue should be recorded on a gross basis versus net basis. We also generate revenue through crude oil sales. We enter into outright purchase and sales contracts as well as buy/sell contracts with counterparties, under which contracts we gather and transport different types of crude oil and eventually sell the crude oil to either the same counterparty or different counterparties. We account for such revenue arrangements on a gross basis. Occasionally, we enter into crude oil inventory exchange arrangements with the same counterparty in which the buy and sell of inventory are in contemplation of each other. Revenue from such inventory exchange arrangements is recorded on a net basis. In addition, we also provide crude oil transportation services to third party customers.

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

Impairment of Long-Lived Assets

Long-lived assets such as property, plant and equipment, and acquired intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. For assets held for sale, we compare the fair value of the disposal group to its carrying value. Under the assets held for sale criteria, the order of impairment is based on (i) testing other assets, such as accounts receivable, inventory and indefinite-lived intangible assets, for impairment, (ii) testing goodwill for impairment and (iii) testing the long-lived asset group for impairment. In connection with the sale of our Mid-Continent Business, which was classified as held for sale at December 31, 2015, we recorded an impairment charge of $5.0 million during the year ended December 31, 2015 related to long-lived assets.

Goodwill

We apply Accounting Standards Codification ("ASC") 805, "Business Combinations," and ASC 350, "Intangibles—Goodwill and Other," to account for goodwill. In accordance with these standards, goodwill is not amortized but is tested for impairment at least annually, or more frequently whenever a triggering event or change in circumstances occurs at the reporting unit level. A reporting unit is the operating segment, or business one level below the operating segment if discrete financial information is prepared and regularly reviewed by segment management. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. Impairment is indicated when the carrying amount of a reporting unit exceeds its fair value. To estimate the fair value of the reporting units, we make estimates and judgments about future cash flows, as well as revenues, cost of sales, operating expenses, capital expenditures and net working capital based on assumptions that are consistent with our most recent forecast. At the time it is determined that an impairment has occurred, the carrying value of the goodwill is written down to its fair value.

In 2015, we recognized impairment charges of $23.6 million and $6.3 million, related to the goodwill in our crude oil supply and logistics reporting unit within our crude oil pipelines and storage segment and JP Liquids reporting unit within our NGL distribution and sales segment, respectively, primarily due to the substantial decline in commodity prices in 2015 and the resulting decline in margin as well as volume in those reporting units.  We also recorded an additional goodwill impairment charge of $7.9 million triggered by the disposition of our Mid-Continent Business. The $7.9 million of goodwill was allocated to the Mid-Continent Business and the portion of the reporting unit that was retained by us. No provision for impairment of goodwill was recorded during 2014 or 2013.

During the second quarter of 2014, immediately prior to the sale of the Bakken Business (defined in Note 3) within the crude oil supply and logistics reporting unit, we allocated $2.0 million of goodwill to the Bakken Business, which was based on the relative fair value of the disposed Bakken Business and the portion of the reporting unit that was retained by us. The $2.0 million allocation contributed to the overall net loss from discontinued operations.

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

Equity-Based Compensation

ASC 718, Stock Compensation, requires all share-based payments to employees to be recognized in the financial statements, based on the fair value on the grant date, date of modification or end of the period, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as equity in the consolidated balance sheets. Equity-based compensation costs associated with the portion of awards classified as equity are measured based upon their estimated fair value on the date of grant or modification. Prior to our IPO in October 2014, we used to estimate the fair value of our common units by dividing the estimated total enterprise value by the number of outstanding units. Estimated total enterprise value was determined using the income approach of discounting the estimated future cash flow to its present value. We also estimated a 41% forfeiture rate in calculating the unit-based compensation expense.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This standard does not allow for early adoption except related to credit risk adjustment in other comprehensive income. The adoption of ASU 2016-01 is not expected to have a material impact on our consolidated financial statements and related disclosures.

In November 2015 the FASB issued ASU 2015-17 Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted and, upon adoption, may be applied either prospectively or retrospectively. We have early adopted, retrospectively, ASU 2015-17. The adoption of this ASU has no impact on the classification of our deferred taxes as they are already presented under the non-current classification for all periods presented.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). ASU 2015-16 changes how the acquirer recognizes adjustments to the provisional amounts of a business combination that are identified during the measurement period  from a retrospective application of all affected financial periods to be recorded in the reporting period in which the adjustment amounts are determined. Additionally, the Partnership needs to disclose, of the amounts recorded in current periods, what amounts would have been reported in previous periods if the adjustments had been recognized at the acquisition date.  ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015.  Early adoption of this ASU is permitted. The adoption of ASU 2015-16 is not expected to have a material impact on our consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30). ASU 2015-15 provides SEC Staff guidance to ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost as it relates to debt issuance cost associated with line-of-credit arrangements. The SEC staff recognized that ASU 2015-03 did not address presentation or subsequent measurement of debt issuances cost related to line-of-credit arrangements and noted that the SEC Staff wouldn’t object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratable over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings of the line-of credit arrangement.  We adopted ASU 2015-15 in the third quarter of 2015 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

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

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation - Stock Compensation, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 provides explicit guidance on accounting for share-based payments requiring a specific performance target to be achieved in order for employees to become eligible to vest in the awards when that performance target may be achieved after the requisite service period for the award. The ASU requires that such performance targets be treated as a performance condition, and should not be reflected in the estimate of the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable the performance target will be achieved. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our consolidated financial statements or disclosures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

Commodity price risk. Market risk is the risk of loss arising from adverse changes in market rates and prices. We manage exposure to commodity price risk in our business segments through the structure of our sales and supply contracts and through a managed hedging program. Our risk management policy permits the use of financial instruments to reduce the exposure to changes in commodity prices that occur in the normal course of business but prohibits the use of financial instruments for trading or to speculate on future changes in commodity prices. See “Note 12 — Derivative Instruments” included in our audited consolidated financial statements in Part IV, Item 15 of this report for additional information.

In our crude oil pipelines and storage segment, we purchase and take title to a portion of the crude oil that we sell, which exposes us to changes in the price of crude oil in our sales markets. We manage this commodity price risk by limiting our net open positions and through the concurrent purchase and sale of like quantities of crude oil that are intended to lock in positive margins based on the timing, location or quality of the crude oil purchased and delivered. In our refined products terminals and storage segment, we sell excess volumes of refined products and our gross margin is impacted by changes in the market prices for these sales. We may execute forward sales contracts or financial swaps to reduce the risk of commodity price changes in this segment. In our NGL distribution and sales business, we are generally able to pass through the cost of products through sales prices to our customers. To the extent we enter into fixed price product sales contracts in this business, we generally hedge our supply costs using fixed price forward contracts and swap contracts. In our cylinder exchange business, we sell approximately half of our volumes pursuant to contracts of generally one to three years in duration, which allow us to re-negotiate prices at the time of contract renewal, and we sell the remaining volumes on demand or under month-to-month contracts and generally adjust prices on these contracts on an annual basis. We hedge a majority of the forecasted volumes under our fixed-price contracts using financial swaps, and we may also use financial swaps to manage commodity price risk on our month-to-month contracts. At times we may also terminate or unwind hedges or a portion of hedges in order to meet cash flow objectives or when the expected future volumes do not support the level of hedges. In our NGL transportation business, we do not take title to the products we transport and therefore have no direct commodity price exposure.

Sensitivity analysis. The table below summarizes our commodity-related financial derivative instruments and fair values, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity.

	Maturity	Notional Volume	Fair Value Asset/(Liability)	Effect of Hypothetical 10% Change

			(in thousands)
Fixed Price Swaps:
Propane (Gallons)	Oct 2015 - Jul 2017	8,614,631	$(431)	$332
Crude Oil (Barrels)	Jan 2016	(93,000)	47	(348)

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

Interest rate risk. Our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2015, none of our outstanding debt is economically hedged. Based on our overall interest rate exposure to variable rate debt outstanding as of December 31, 2015, a 1% increase or decrease in interest rates would change interest expense by approximately $1.6 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015.  Based on this evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Remediation of Material Weaknesses

 In previous annual and quarterly reports, we disclosed the following material weaknesses in our internal control over financial reporting:  We did not have sufficient personnel with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements. As a result, we did not design and maintain (1) formal accounting policies and formal review controls; (2) effective controls over accounting for business combinations, including controls related to the valuation of assets acquired and liabilities assumed, and the integration of the businesses by applying consistent accounting policies and processes to determine compliance with industry standards and regulations; and (3) adequate policies and procedures with respect to the primary components of information technology general controls, including the approval and review of access controls, system implementation and migration controls, and change management controls.

As described in Item 4, “Controls and Procedures,” of our September 30, 2015 Form 10-Q, the material weakness related to business combinations was remediated in the quarter ended September 30, 2015.

As of December 31, 2015, we have remediated the remaining material weaknesses related to accounting personnel, policies and review controls, and information technology. The remediation of these material weaknesses included the implementation of the following:

Accounting Personnel

During 2013 and 2014, we hired multiple accounting professionals with adequate accounting and financial reporting experience in various roles in the accounting organization, and we hired internal audit professionals with experience in designing and testing internal control over financial reporting.  Key roles include: Chief Accounting Officer, Director of Corporate Accounting, Corporate Accounting Manager, Director of Financial Reporting, Manager of Financial Reporting, Director of Internal Audit and Manager of Internal Audit.  With the addition of these personnel, and others, we have sufficient personnel with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements.  There were no significant hires within accounting or internal audit for the quarter ended December 31, 2015.

Accounting Policies and Review Controls

We have implemented controls over GAAP and SEC reporting and disclosures.  Controls include: the performance and review of monthly account reconciliation; the implementation and review of a formal accounting closing checklist; review and approval of manual journal entries; the formation of a disclosure committee and the quarterly committee meeting to review our periodic SEC filings; the performance and review of the reconciliation of financial statements to the corresponding supporting documents.  There were no changes to our accounting policies and review controls for the quarter ended December 31, 2015.

Information Technology

We implemented policies, procedures and controls with respect to the primary components of information technology general controls, including controls over the approval and review of access controls, system implementation and migration controls, and change management controls. There were no changes to the design of our information technology general controls for the quarter ended December 31, 2015.

In the fourth quarter of 2015, we completed our remediation activities by testing the design and operating effectiveness of the internal controls over financial reporting implemented controls to address the remaining material weaknesses described above and found them to be effective. As a result, we have concluded that the material weaknesses related to these areas have been remediated as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting (as is defined in the Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. We used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO") to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

PricewaterhouseCoopers LLP our independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report which appears under Item 15.

ITEM 9B. OTHER INFORMATION

Goodwill Impairment

On February 29, 2016, as part of our annual assessment of goodwill impairment conducted in connection with the preparation of our financial statements for the period ended December 31, 2015, we recorded impairment charges of $23.6 million and $6.3 million, related to the goodwill in our crude oil supply and logistics reporting unit within our crude oil pipelines and storage segment and JP Liquids reporting unit within our NGL distribution and sales segment, respectively, primarily due to the substantial decline in commodity prices in 2015 and the resulting decline in margin as well as volume in those reporting units. We also recorded an additional goodwill impairment charge of $7.9 million triggered by the disposition of our Mid-Continent Business. No provision for impairment of goodwill was recorded during 2014 or 2013.

The impairment charges described above are not expected to result in future capital expenditures. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Goodwill and Intangible Assets.”

Amendment to Credit Agreement

Our revolving credit facility contains covenants requiring compliance with certain financial covenants, including maintaining consolidated working capital (as defined in our credit agreement) of not less than $15.0 million.  On February 23, 2016, we entered into Amendment No. 5 to credit agreement by and among the Partnership, Bank of America, N.A., as Administrative Agent, and the lenders party thereto, pursuant to which, among other things, we eliminated the consolidated working capital covenant and added an available liquidity covenant.  We were not in compliance with the consolidated working capital covenant as of December 31, 2015, which noncompliance was waived pursuant to Amendment No. 5.

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

Our general partner has nine directors, including three independent directors. The members of our general partner, including Lonestar, will appoint all members to the board of directors of our general partner. Our board has determined that T. Porter Trimble, Norman J. Szydlowski and Josh L. Sherman are independent under the independence standards of the NYSE.

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

Committees of the Board of Directors

The board of directors of our general partner has an audit committee, a compensation committee and, as necessary, a conflicts committee, and may have such other committees as the board of directors shall determine from time to time. Each of the committees of the board of directors has the composition and responsibilities described below.

Audit Committee

T. Porter Trimble, Norman J. Szydlowski and Josh L. Sherman serve as members of our audit committee. Our audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to our audit committee. Our general partner has adopted a written charter for our Audit Committee, which is available on our website at www.jpenergypartners.com.

Josh L. Sherman has been designated by the board as the audit committee’s financial expert meeting the requirements promulgated by the SEC and set forth in Item 407(d) of Regulation S-K based upon his education and employment experience as more fully detailed in Mr. Sherman’s biography set forth below. Mr. Sherman also acts as the Chairman of our audit committee.

Compensation Committee

John F. Erhard, Norman J. Szydlowski and T. Porter Trimble serve as members of our compensation committee. The compensation committee will establish salaries, incentives and other forms of compensation for officers and other employees. The compensation committee also administers our incentive compensation and benefit plans. The NYSE does not require publicly traded partnerships, such as us, to have a compensation committee or, for publicly traded partnerships like us that have voluntarily elected to have a compensation committee, require that the members of the compensation committee be independent directors. Our general partner has adopted a written charter for our Compensation Committee, which is available on our website at www.jpenergypartners.com.

Conflicts Committee

At least two members of the board of directors of our general partner will serve on our conflicts committee each time it is formed to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. T. Porter Trimble, Norman J. Szydlowski and Josh L. Sherman have, in the past, served as the members of the conflicts committee. Our conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. In addition, the members of our conflicts committee may not own any interest in our general partner or any interest in us or our subsidiaries other than (i) common units and (ii) awards under our incentive compensation plan. Any matters approved by our conflicts committee will be presumed to have been approved in good faith, will be deemed to be approved by all of our partners and will not be a breach by our general partner of any duties it may owe us or our unitholders.

Corporate Governance

Our general partner has adopted a code of business conduct and ethics for all directors, officers, employees, and agents. If our general partner amends the code of business conduct and ethics or grants a waiver, including an implicit waiver, from the code of business conduct and ethics, we will disclose this information on our website. Our general partner has also adopted corporate governance guidelines that outline the important policies and practices regarding our corporate governance and provide that the Chairman of the Audit Committee shall preside over any executive sessions. Our corporate governance guidelines also outline how interested parties may communicate directly with the independent Board members. Each of the foregoing is available on our website at www.jpenergypartners.com in the “Corporate Governance” section.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner’s board of directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC, and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater than 10% unitholders are required by the SEC’s regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they file with the SEC.

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, we know of no director, officer, or beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act that failed to file timely any reports required to be furnished during 2015 pursuant to Section 16(a) of the Exchange Act, except that on April 30, 2015, Patrick J. Welch filed a Form 4 that was due on April 9, 2015 and on April 30, 2015, Jeremiah J. Ashcroft III filed a Form 4 that was due on April 16, 2015.

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

Name	Age	Position with JP Energy GP II LLC
J. Patrick Barley	41	Chairman of the Board, President and Chief Executive Officer
Patrick J. Welch	48	Executive Vice President, Chief Financial Officer and Director
Jon E. Hanna	50	Executive Vice President—Crude Oil Pipelines and Storage
Shiming Chen	41	Senior Vice President and Chief Accounting Officer
Forgan McIntosh	37	Senior Vice President—Commercial and Corporate Development
Cory Willis	39	Senior Vice President—Terminals and Distribution
John F. Erhard	41	Director
Daniel R. Revers	54	Director
Evan M. Schwartz	33	Director
Greg Arnold	52	Director
T. Porter Trimble	55	Director
Norman J. Szydlowski	64	Director
Josh L. Sherman	40	Director

J. Patrick Barley. J. Patrick Barley has served as President, Chief Executive Officer and Chairman of the Board of directors of our general partner since May 2010. Mr. Barley brings over 16 years of experience managing early-stage investments. Prior to founding JP Energy Partners, Mr. Barley was the Founder, President and Chief Executive Officer of Lonestar Midstream Partners, LP (“Lonestar Midstream”), a midstream company focused on natural gas gathering and processing, from March 2005 to July 2008. Mr. Barley managed his private investments from the sale of Lonestar Midstream to Penn Virginia Resources Partners LP in July 2008 until he founded JP Energy Partners in May 2010. In 2004, Mr. Barley formed his own private investment firm, CB Capital, LLC, which served as the general partner of Lonestar Midstream. Prior to forming CB Capital, LLC, Mr. Barley was a partner at Greenfield Capital Management, LLC from 1999 to 2004. Mr. Barley earned a Bachelor of Science from Texas Tech University and a Master of Business Administration in Finance from Southern Methodist University.

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

Jon E. Hanna. Jon E. Hanna has served as Executive Vice President—Crude Oil Pipelines and Storage of our general partner since September 2015 and served as Executive Vice President—Commercial and Business Development from January 2014 to September 2015. Prior to joining JP Energy Partners, Mr. Hanna was Vice President—Business

Development of Enable Midstream Partners, a natural gas gathering, processing, transportation and storage partnership, from August 2011 to December 2013. Prior to Enable, Mr. Hanna served as Vice President—Market Development for ONEOK Partners, a natural gas gathering, processing, storage and transportation partnership, from July 2007 to August 2011 and as Vice President—Business Development for ONEOK Hydrocarbon L.P., a NGL processing, storage and transportation partnership, from July 2005 to July 2007. Mr. Hanna held various other positions with ONEOK NGL Marketing, L.P. and ONEOK Energy Marketing from September 2000 to July 2005. Prior to joining ONEOK, Mr. Hanna held positions with Texaco Inc. relating to its NGL and natural gas businesses from November 1989 to September 2000. Mr. Hanna earned a Bachelor of Science in Business Administration from Drake University.

Shiming (Simon) Chen. Simon Chen has served as the Senior Vice President and Chief Accounting Officer of our general partner since November 2014. Mr. Chen served as Vice President, Chief Accounting Officer and Controller of our general partner from November 2014 to September 2015 and as Vice President and Controller of our general partner from February 2013 to November 2014. Prior to joining JP Energy Partners, Mr. Chen served as the Assistant Controller from October 2010 to February 2013, and Director of Financial Reporting from July 2009 to October 2010 for Regency Energy Partners LP, a midstream company focusing on the gathering, transportation, and storage of NGLs and crude oil, natural gas and NGL marketing and trading, and the management of coal and natural resource properties in the United States. Prior to joining Regency Energy Partners LP, Mr. Chen served in various roles with the assurance and business advisory services practice of PricewaterhouseCoopers LLP from 2003 to 2009. Mr. Chen is a Certified Public Accountant.

Forgan McIntosh. Forgan McIntosh has served as the Senior Vice President—Commercial and Corporate Development of our general partner since September 2015 and served as Vice President—Corporate Development of our general partner since November 2012.  Mr. McIntosh was an Associate at Barclays Capital Inc. within the Global Power & Utilities investment banking group from August 2010 to October 2012. Prior to Barclays, Mr. McIntosh was a Summer Associate at ArcLight Capital Partners, LLC in 2009. From 2000 to 2008, Mr. McIntosh held various positions at early- to mid-stage energy, technology and healthcare companies. Mr. McIntosh holds a Bachelor of Arts from Bates College and a Master of Business Administration from the MIT Sloan School of Management.

Cory Willis. Cory Willis has served as the Senior Vice President—Terminals and Distribution of our general partner since September 2015 and served as Vice President—Natural Gas Liquids of our general partner from March 2015 to September 2015.  Mr. Willis provided independent consulting services to clients engaged in the acquisition, development, and operation of energy assets from October 2013 to February 2015.  From September 2012 to September 2013, Mr. Willis was the Vice President, Asset Management — West for Atlantic Power Corporation.  Mr. Willis joined Atlantic Power as Director, Asset Management in March 2011 and was Atlantic Power’s Vice President and Chief Administrative Officer from June 2011 through September 2012, leading the company’s Human Resources, Information Technology, and Environmental Health & Safety functions. From 2003 through February 2011, Mr. Willis worked for Goldman Sachs & Co. and its Cogentrix Energy subsidiary in various positions, including as Vice President, Development & Asset Management. Mr. Willis holds a Bachelor’s Degree in Information and Operations Management from Texas A&M University.

John F. Erhard. John F. Erhard was named a member of the board of directors of our general partner in July 2011 and was appointed to the board in connection with his affiliation with ArcLight, which controls our general partner. Mr. Erhard, a Partner at ArcLight, joined the firm in 2001 and has 15 years of energy finance and private equity experience. Prior to joining ArcLight, he was an Associate at Blue Chip Venture Company, a venture capital firm focused on the information technology sector. Mr. Erhard began his career at Schroders, where he focused on mergers and acquisitions. Mr. Erhard earned a Bachelor of Arts in Economics from Princeton University and a Juris Doctor from Harvard Law School. Mr. Erhard previously served on the board of directors of Patriot Coal and on the board of directors of Buckeye GP Holdings (NYSE: BGH), the publicly traded general partner of Buckeye Partners (NYSE: BPL). In addition, Mr. Erhard has experience in the master limited partnership sector. He is currently serving on the board of directors of the general partner of American Midstream Partners, L.P. (NYSE: AMID) and previously served on the board of directors of Buckeye GP Holdings. We believe that Mr. Erhard’s considerable energy, finance and private equity experience, including his experience with master limited partnerships, provide him with the necessary skills to be a member of the board of directors of our general partner.

Daniel R. Revers. Daniel R. Revers was named a member of the board of directors of our general partner in June 2011 and was appointed to the board in connection with his affiliation with ArcLight, which controls our general partner. Mr. Revers is Managing Partner of and a co-founder of ArcLight Capital Partners, LLC and has 25 years of energy finance and private equity experience. Mr. Revers manages the Boston office of ArcLight and is responsible for overall investment, asset management, strategic planning, and operations of ArcLight and its funds. Prior to forming ArcLight in 2000, Mr. Revers was a Managing Director in the Corporate Finance Group at John Hancock Financial Services, where he was responsible for the origination, execution, and management of a $6 billion portfolio consisting of debt, equity, and mezzanine investments in the energy industry. Prior to joining John Hancock in 1995, Mr. Revers held various financial positions at Wheelabrator Technologies, Inc., where he specialized in the development, acquisition, and financing of domestic and international power and energy projects. In addition, Mr. Revers is currently serving on the board of directors of the general partner of American Midstream Partners, L.P. (NYSE: AMID) and the board of directors of the general partner of TransMontaigne Partners L.P. (NASDAQ: TLP). Mr. Revers also serves in various capacities for a number of not-for-profit organizations, currently serving on the Board of Overseers at the Amos Tuck School of Business Administration and the board of directors of the Citizen Schools. Mr. Revers earned a Bachelor of Arts in Economics from Lafayette College and a Master of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College. We believe that Mr. Revers’ significant energy, finance and private equity experience provide him with the necessary skills to be a member of the board of directors of our general partner.

Evan M Schwartz. Evan M. Schwartz was named a member of the board of directors of our general partner in September 2015 and was appointed to the board in connection with his affiliation with ArcLight, which controls our general partner. Mr. Schwartz is a Director at ArcLight, where he has worked since 2011, and has more than eight years of experience in energy finance.  Prior to joining ArcLight, Mr. Schwartz worked at DC Energy and McKinsey & Company. Mr. Schwartz is a CFA charterholder and holds a Bachelor of Arts in Chemistry and Physics from Harvard University and a Master of Business Administration from the MIT Sloan School of Management. Mr. Schwartz was selected to serve as a director of the board due to his affiliation with ArcLight, his in-depth knowledge of the energy industry and his financial and business expertise.

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

Norman J. Szydlowski. Norman J. Szydlowski was named to the board of directors of our general partner in October 2014. From April 2014 through September 2014, Mr. Szydlowski managed his personal investments as a private investor. Mr. Szydlowski served as President and Chief Executive Officer and Chairman of the board of directors of Rose Rock Midstream GP, LLC from December 2011 to April 2014. Mr. Szydlowski also served as a director and as President and Chief Executive Officer of SemGroup Corporation from November 2009 to April 2014 and as a director of NGL Energy Partners from November 2011 to April 2014. From January 2006 until January 2009, Mr. Szydlowski served as President and Chief Executive Officer of Colonial Pipeline Company, an interstate common carrier of petroleum products. From 2004 to 2005, he served as a senior consultant to the Iraqi Ministry of Oil in Baghdad on behalf of the U.S. Department of Defense, where he led an advisory team in the rehabilitation, infrastructure security and development of future strategy of the Iraqi oil sector. From 2002 until 2004, he served as vice president of refining for Chevron Corporation (formerly ChevronTexaco), one of the world’s largest integrated energy companies. Mr. Szydlowski joined Chevron in 1981 and served in various capacities of increasing responsibility in sales, planning, supply chain management, refining and plant operations, transportation and construction engineering. In addition, Mr. Szydlowski serves on the board of directors of the general partner of Transocean Partners LLC (NYSE: RIGP) and the board of directors of the general partner of 8point3 Energy Partners, LP (NASDAQ: CAFD). We believe that Mr. Szydlowski’s significant energy industry experience provides him with the necessary skills to be a member of the board of directors of our general partner.

Josh L. Sherman. Josh L. Sherman was named to the board of directors of our general partner in January 2015. Mr. Sherman is a partner at Opportune LLP (“Opportune”), an independent consultancy focused exclusively on the energy industry. Since January 2008, Mr. Sherman has been the partner in charge of the Complex Financial Reporting group of Opportune and previously held the title of managing director from June 2006 through December 2007. Mr. Sherman has over 16 years of experience with the technical aspects of financial reporting, SEC filings, valuation and financial due diligence assistance. Prior to working with Opportune, Mr. Sherman was employed as a director with Sirius Solutions LLLP, where he provided energy consulting services from September 2002 to June 2006. Mr. Sherman worked in the audit and global energy markets departments with Deloitte & Touche from January 1997 to August 2002, where he managed the audits of regulated gas and electric utilities, independent power producers and energy trading entities. A Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the National Association of Corporate Directors, Mr. Sherman holds a BBA and a Masters in Accountancy from the University of Texas. Mr. Sherman currently serves on the board of directors of Trans Energy, Inc., where he is also chairman of the Audit Committee, chairman of the Compensation Committee and a member of the Governance Committee. Mr. Sherman previously served on the board of directors of Voyager Oil & Gas (Emerald Oil). Based on the attributes, education, and experience requirements set forth in the rules of the SEC and the NYSE, the Board has determined that Mr. Sherman qualifies as an “Audit Committee Financial Expert.” We believe that Mr. Sherman’s extensive energy, audit and financial reporting experience provide him with the necessary skills to be a member of the board of directors of our general partner.

Board Leadership Structure

The president and chief executive officer of our general partner currently serves as the chairman of the board. The board of directors of our general partner has no policy with respect to the separation of the offices of chairman of the board of directors and chief executive officer. Instead, that relationship is defined and governed by the amended and restated operating agreement of our general partner, which permits the same person to hold both offices. Directors of the board of directors of our general partner are designated or elected by the members of our general partner, including Lonestar and certain members of management. Accordingly, unlike holders of common stock in a corporation, our unitholders will have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.

Board Role in Risk Oversight

Our corporate governance guidelines provides that the board of directors of our general partner is responsible for reviewing the process for assessing the major risks facing us and the options for their mitigation. This responsibility is largely satisfied by our audit committee, which is responsible for reviewing and discussing with management and our registered public accounting firm our major risk exposures and the policies management has implemented to monitor such exposures, including our financial risk exposures and risk management policies.

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

To serve the foregoing objectives, our overall executive compensation program is generally designed to be flexible rather than formulaic. Our compensation decisions for our NEOs in fiscal 2015 are discussed below in relation to each of the above-described elements of our compensation program. The below discussion is intended to be read in conjunction with the executive compensation tables and related disclosures that follow this Compensation Discussion and Analysis.

For the year ended December 31, 2015, our NEOs were:

•	J. Patrick Barley, our Executive Chairman, President and Chief Executive Officer;

•	Patrick Welch, our Executive Vice President and Chief Financial Officer;

•	Jon Hanna, our Executive Vice President—Crude Oil, Pipelines and Storage;

•	Shiming Chen, our Senior Vice President and Chief Accounting Officer;

•	Forgan McIntosh, our Senior Vice President—Commercial and Corporate Development; and

•	Jeremiah Ashcroft, our former Executive Vice President and Chief Operating Officer. Mr. Ashcroft resigned effective August 4, 2015.

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

In 2015, our general partner made annual grants of equity-based awards as a means of compensating our executives. Equity-based awards were granted to each of our NEOs in 2015, and we believe that equity participation by our NEOs is an important component of NEO pay.

Determination of Compensation Awards

The compensation committee of the board of directors of our general partner, or the Compensation Committee, is provided with the primary authority to determine and approve the compensation awards available to our NEOs and is charged with reviewing our executive compensation policies and practices to ensure (i) adherence to our compensation philosophies and (ii) that the total compensation paid to our NEOs is fair, reasonable and competitive, taking into account our position within our industry and the level of expertise and experience of our NEOs in their positions. As a result, the Compensation Committee periodically (i) reviews each NEO’s base salary, (ii) assesses the performance of the Chief Executive Officer and other NEOs for each applicable performance period and (iii) determines the amount of awards to be paid to our Chief Executive Officer and other NEOs under our annual bonus incentive program for each year. In making compensation and performance determinations for our NEOs other than our CEO, the Compensation Committee will consider the recommendations of our CEO. Additionally, on a historical basis, performance determinations for our NEOs have been made in a subjective and discretionary manner without regard to pre-determined financial, operational or other performance goals or metrics. However, in the future, we expect that the Compensation Committee may establish annual incentive programs that include the consideration of objective performance-based goals or metrics.

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

While we do not apply rigid formulas in determining the amount and mix of compensation elements, we consider long-term Company performance trends and review each element of compensation as described in this Annual Report on Form 10-K in evaluating and approving the total compensation of each of our NEOs.  We use an internal Certified Compensation Professional (CCP) to perform market studies.  External surveys are used to benchmark similar NEO positions and the scope of these positions by comparing total compensation in a similar industry, revenue size and geographic location.  Surveys used for 2015 compensation studies are Economic Resources Institute (ERI) and Aon/Hewitt 2015 U.S. Total Compensation Measurement Executive Survey. We do not benchmark compensation for our NEOs at any particular percentile of the companies included in these surveys; rather the Compensation Committee considered a variety of factors in making compensation decisions, as discussed throughout this compensation discussion and analysis.  In general, we maintain and incorporate flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment and individual performance.

Base Compensation for 2015

We believe that executive officer base salaries should be competitive with salaries for executive officers in similar positions with similar responsibilities in our marketplace. Historically, base salaries for our NEOs were initially set at modest levels, primarily due to our limited operating history at the time such salaries were determined, and, for our NEOs who were then employed, were increased significantly in 2013 in anticipation of our 2014 initial public offering.  Going forward, we set base salaries for our NEOs generally at a level we deem necessary to attract and retain individuals with superior talent.  For Messrs. Welch, Ashcroft and Hanna, who commenced their employment relationship with our general partner in 2014, base salaries, along with other compensation items, were established based on arms-length negotiations at the time of hire. Each year we determine base salary increases, if any, based upon the performance of our NEOs as assessed by the Compensation Committee and based upon market conditions, and for NEOs other than the Chief Executive Officer, in conjunction with the recommendations made by the Chief Executive Officer.  Following the Compensation Committee’s review of our CCP’s market study analysis, the Compensation Committee determined to increase the base salary of certain of our NEOs, as set forth in the table below, effective as of March 29, 2015, in the case of Messrs. Hanna and McIntosh, and effective as of June 28, 2015, in the case of Mr. Chen. These increases were made to better align our NEOs’ pay with competitive levels in our industry and to reflect new responsibilities associated with certain of our NEOs positions.

	Prior Base	Current Base	Increase in
Name	Salary ($)	Salary ($)	Salary ($)
J. Patrick Barley	425,000	425,000	—
Patrick Welch	400,000	400,000	—
Jon Hanna	300,000	310,500	10,500
Shiming Chen	240,000	300,000	60,000
Forgan McIntosh	200,000	250,000	50,000
Jeremiah Ashcroft	425,000	N/A(1)	N/A(1)

(1)	Mr. Ashcroft resigned from his position in August 2015.

Annual Performance-Based Compensation for 2015

We structure our compensation programs to reward executive officers based on our performance and the individual executive’s relative contribution to that performance. Each of our NEOs participates in our annual bonus program, under which cash incentive awards are determined annually in the discretion of the Compensation Committee of the board of directors of our general partner. In making individual annual bonus decisions, the Compensation Committee of the board of directors of our general partner has not historically relied on pre-determined performance goals or targets and did not do so for 2015. Instead, determinations regarding annual bonus compensation awards have been based on a subjective assessment of all reasonably available information, including the applicable executive’s business impact, contributions and leadership, among other factors. The percentage of salary awarded as bonuses to each of our NEOs for 2015 was as follows: Mr. Barley: 50%; Mr. Welch: 37.5%; Mr. Hanna: 25%; Mr. Chen: 50%; and Mr. McIntosh: 20%.  In determining individual award levels, the board of directors of our general partner generally considered on a subjective basis each NEO’s level of authority and responsibility within our organization and their corresponding contributions to our successes for 2015.

Long-Term Equity Incentive Awards

In 2015, our general partner made annual grants of equity-based awards in the form of phantom units with distribution equivalent rights as a means of compensating our executives, primarily to encourage executive retention, promote a long-term focus and align executive and unitholder interests.

For fiscal year 2015, our general partner granted long-term equity incentive awards to each of our NEOs in the form of phantom units.  Each phantom unit is the economic equivalent of one common unit and is accompanied by a distribution equivalent right entitling the holder to an amount equal to any cash distributions paid in respect of our common units underlying the phantom units. The awards to each of Messrs. Barley, Welch, Hanna, and McIntosh vest in three equal annual installments beginning on the first anniversary of the grant date.  For Mr. Chen, 30,636 of his phantom units vest in three equal annual installments on April 1, 2016, 2017 and 2018 and 4,000 of his phantom units vest on April 1, 2018. The awards to each of our NEOs are subject to continued employment with us on the applicable vesting dates and represent an important element of our efforts to retain these key employees and reward them for strong company performance.

The number of phantom units granted to each of our NEOs in fiscal year 2015 is set forth in the following table.

Number of
Phantom
Units
Name	(#)
J. Patrick Barley	25,000
Patrick Welch	20,000
Jon Hanna	19,000
Shiming Chen	34,636
Forgan McIntosh	9,134
Jeremiah Ashcroft	25,000

Other Elements of Compensation and Perquisites

Our NEOs are eligible under the same plans as all other employees for medical and dental coverage and life and other insurance. We provide these benefits due to their relatively low cost and the high value they provide in attracting and retaining talented executives. Our NEOs do not receive any tax gross up in connection with our provision of these benefits. In addition, for 2015, our general partner provided certain perquisites to Mr. Welch in the form of housing and commuting expenses, primarily related to his long-distance commuting requirements from his personal residence in Colorado to our executive offices pursuant to his employment offer letter agreement. Mr. Welch receives a tax gross up in connection with the provision of his housing and commuting expenses.

Employment Agreements

Our general partner considers the maintenance of a sound management team to be essential to protecting and enhancing our best interests. To that end, we recognize that the uncertainty that may exist among management with respect to their “at-will” employment with us may result in the departure or distraction of management personnel to our detriment. Accordingly, with respect to our NEOs, our general partner has entered into employment agreements with each of Mr. Welch, Mr. Ashcroft and Mr. Chen to encourage the continued attention and dedication of these members of our management and to allow them to focus on the value to unitholders of strategic alternatives without concern for the impact on their continued employment. Mr. Ashcroft resigned from his employment with us in August 2015.

Agreements with Mr. Welch, Mr. Ashcroft and Mr. Chen.   In September 2014, our general partner entered into employment agreements with each of Mr. Welch and Mr. Ashcroft, and, in September 2015, our general partner entered into an employment agreement with Mr. Chen.  The agreements with Mr. Welch and Mr. Ashcroft have a three-year initial term and are subject to automatic annual renewal thereafter unless either party gives the other a notice of non-

extension at least 60 days prior to the expiration of the then-applicable term, and the agreement with Mr. Chen has a three-year term. The agreements provided for an annual base salary of $400,000 for Mr. Welch, $425,000 for Mr. Ashcroft and $300,000 for Mr. Chen, subject to review and adjustment from time to time. In addition, the agreements provide for the executives to participate in the bonus and benefit plans maintained by our general partner from time to time. If our general partner terminates Mr. Welch’s, Mr. Ashcroft’s or Mr. Chen’s employment for cause or due to death or disability or if the executive resigns his employment without good reason, then he will receive only his base salary earned through the date of termination but not yet paid, any expenses owed to him and any amount accrued arising from his participation in employee benefit plans or as required by law and, solely in the event of a termination of employment due to disability or death, continued payment of the executive’s base salary through the end of the third or first month, respectively, following termination. Any further right to salary, bonus or other benefits will cease. Pursuant to Mr. Welch’s and Mr. Ashcroft’s employment agreements, if Mr. Welch’s or Mr. Ashcroft’s employment is terminated by our general partner without cause or he resigns for good reason during the term of the employment agreement and, in either case, signs a release of claims in favor of our general partner, then he will be entitled to receive, as severance payments, an amount equal to one year of the executive’s base salary plus an amount equal to the average of the executive’s annual bonus received during the three most recent fiscal years (or if the executive was not employed with our general partner over the full three most recent fiscal years, his target bonus will be substituted for the year in which he was not employed for purposes of determining the average bonus), plus an amount equal to the executive’s healthcare continuation COBRA premiums for twelve months. If such termination occurs within six months after a change in control of us or our general partner, the severance amount would be two times the executive’s base salary and bonus amount and the healthcare continuation period would be 24 months. Pursuant to Mr. Chen’s employment agreement, if Mr. Chen’s employment is terminated by our general partner without cause or he resigns for good reason during the term of the employment agreement and, in either case, signs a release of claims in favor of our general partner, then he will be entitled to receive, as severance payments, an amount equal to one year of his base salary.

In addition, upon termination of employment, the employment agreements for each of Mr. Welch, Mr. Ashcroft and Mr. Chen provide that the executive (i) will not engage in any business that is competitive with us in the geographical locations where we operate for a period of at least 12 months following termination and (ii) will not solicit our employees, customers, suppliers or other business associates for a period of two years following termination.

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

In connection with his commencement of employment with our general partner, Mr. Ashcroft was entitled to a signing bonus in the amount of $1,200,000 to be paid in four installments as follows: $200,000 within 30 days of commencing employment; $600,000 upon commencement of our initial public offering; and $200,000 on each of January 31, 2015 and 2016, conditional upon his continued employment with us. Mr. Ashcroft resigned from his employment with us in August 2015 and forfeited the final installment of his signing bonus.

Summary Compensation Table for 2015

The following table sets forth certain information with respect to the compensation paid to our NEOs for the year ended December 31, 2015.

				Unit	All Other
Name and Principal Position	Year	Salary($)(1)	Bonus($)(2)	Awards($)(3)	Compensation($)(4)	Total($)
J. Patrick Barley	2015	441,346	212,500	276,500	10,600	940,946
President and Chief Executive Officer	2014	425,000	425,000	—	10,400	860,400
	2013	405,769	276,250	—	4,577	686,596
Patrick Welch(5)	2015	415,385	150,000	221,200	110,285	896,870
Executive Vice President and Chief Financial Officer	2014	523,917	300,000	356,080	59,953	1,239,950
	2013	127,200	—	—	20,580	147,780
John Hanna(6)	2015	319,413	77,625	210,140	35,600	642,778
Executive Vice President—Crude Oil, Pipelines and Storage	2014	282,692	220,000	437,088	10,400	950,180
Shiming Chen(7)	2015	279,230	150,000	426,859	9,457	865,546
Senior Vice President and Chief Accounting Officer	2014	214,615	25,200	—	—	239,815
	2013	161,539	67,472	384,010	83,000	696,021
Forgan McIntosh	2015	245,192	50,000	101,022	—	396,214
Senior Vice President—Commercial and Corporate Development	2014	194,711	70,000	—	—	264,711
	2013	175,000	100,000	—	79,069	354,069
Jeremiah Ashcroft(8)	2015	302,403	—	276,500	10,382	589,285
Executive Vice President and Chief Operating Officer	2014	286,057	1,225,000	890,200	—	2,401,257

(1)

The Partnership pays payroll on a bi-weekly basis. The amounts shown in the table above as 2015 salary exceed the NEOs’ regular annual salary amount because they reflect 27 (rather than the usual 26) pay periods that occured during 2015.

(2)

The 2015 bonus amounts reflect bonuses paid in early 2016 that relate to services performed in 2015 and represent the awards earned under our annual incentive bonus program. For additional information, please read “—Annual Performance-Based Compensation for 2015” above. For Mr. Ashcroft, (a) the amount shown in 2014 also represents a relocation bonus of $50,000 and a signing bonus of $800,000 and (b) the amount shown in 2015 represents a retention bonus of $200,000, in each case, granted to Mr. Ashcroft in connection with his commencement of employment in April 2014. For Mr. Hanna, the amount shown in 2014 also represents a signing bonus of $175,000 granted to Mr. Hanna in connection with his commencement of employment in January 2014. For additional information, please read “Employment Agreements” above.

(3)

Amounts shown for 2015 represent the aggregate grant-date fair value of phantom units granted during 2015 computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.  Amounts shown for 2014 represent the aggregate grant-date fair value of restricted class B common units granted during 2014 computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.

(4)

For Messrs. Barley and Ashcroft, the amount shown reflects company contributions to our 401(k) retirement savings plan. For Mr. Welch, (a) the 2015 amount shown reflects company contributions to our 401(k) retirement savings plan as well as $99,685 for travel and housing costs, including applicable tax gross-up and (b) the 2014 amount shown reflects company contributions to our 401(k) retirement savings plan as well as $33,553 for temporary housing and living assistance, including lodging expenses, and $17,170 for travel and commuting expenses, including ground transportation and airfare costs.  For Mr. Hanna, the 2015 amount shown reflects company contributions to our 401(k) retirement savings plan as well as a $25,000 relocation bonus.  For Mr. Chen, (a) the

2015 amount shown reflects company contributions to our 401(k) retirement savings plan and (b) the 2013 amount shown reflects a $83,000 signing bonus.  For Mr. McIntosh, the 2013 amount shown reflects company contributions to our 401(k) retirement savings plan and a $65,000 signing bonus.

(5)

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

(6)	Mr. Hanna commenced employment with us in January 2014, and amounts shown represent compensation earned during 2014 since that time.

(7)	Mr. Chen commenced employment with us in February 2013, and amounts shown represent compensation earned during 2013 since that time.

(8)

Mr. Ashcroft commenced employment with us in April 2014, and amounts shown for 2014 represent compensation earned during 2014 since that time.  Mr. Ashcroft resigned from his position in August 2015, and amounts shown for 2015 represent compensation earned during 2015 until the date of his resignation.

Grants of Plan-Based Awards for 2015

		All Other Unit Awards:
		Number of
		Phantom	Grant Date Fair
	Grant	Units	Value of Unit
Name	Date	(#)	Awards(1)
J. Patrick Barley	4/1/15	25,000	$276,500
Patrick Welch	4/1/15	20,000	$221,200
Jon Hanna	4/1/15	19,000	$210,140
Shiming Chen	4/1/15	12,960	$143,338
	7/6/15	21,676	$283,522
Forgan McIntosh	4/1/15	9,134	$101,022
Jeremiah Ashcroft	4/1/15	25,000	$276,500

(1)	Amounts shown represent the aggregate grant-date fair value of phantom units computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.

Outstanding Equity Awards at December 31, 2015

The following table provides information regarding the outstanding unvested unit awards held by our NEOs as of December 31, 2015.

	Unit Awards(6)
	Number of
	Units		Market Value of
	That		Units
	Have Not		That Have
	Vested		Not Vested
Name	(#)		($)
J. Patrick Barley	25,000	(1)	$123,000
Patrick Welch	20,000	(1)	$98,400
	13,353	(2)	$65,697
Jon Hanna	19,000	(1)	$93,480
	13,353	(3)	$65,697
Shiming Chen	34,636	(5)	$170,409
	2,225	(4)	$10,947
Forgan McIntosh	9,134	(1)	$44,939
Jeremiah Ashcroft	—		—

(1)

The phantom units vest in three equal annual installments on the first, second and third anniversaries of the applicable date of grant, subject to the NEO’s continued service with us on each applicable vesting date.

(2)

Amount shown represents 2,628 common units and 10,725 subordinated units. The units vest in three equal annual installments on each of April 7, 2016, 2017 and 2018, subject to the NEO’s continued service with us on each applicable vesting date.

(3)

Amount shown represents 2,628 common units and 10,725 subordinated units. The units vest in three equal annual installments on each of January 6, 2016, 2017 and 2018, subject to the NEO’s continued service with us on each applicable vesting date.

(4)	Amount shown represents 438 common units and 1,787 subordinated units. The units vest on December 5, 2016, subject to the NEO’s continued service with us on each applicable vesting date.
(5)

For Mr. Chen, (i) 30,636 of his phantom units vest in three equal annual installments on April 1, 2016, 2017 and 2018 and (ii) 4,000 of his phantom units vest on April 1, 2018, in each case, subject to Mr. Chen’s continued service with us on each applicable vesting date.

(6)	Common and subordinated unit awards in the table above reflect the conversion of Class B common units into common and subordinated units in us in connection with our IPO.

Units Vested in 2015

The following table sets forth the number and value of common and subordinated unit awards that vested for the NEOs during 2015.

	Unit Awards
		Number of
	Number of Units	Subordinated Units
	Acquired on	Acquired on Vesting	Value Realized on
Name	Vesting (#)	(#)	Vesting ($)(1)
J. Patrick Barley	—	—	—
Patrick Welch	876	3,575	$53,011
Jon Hanna	876	3,575	$59,109
Shiming Chen	438	1,787	$14,463
Forgan McIntosh	438	1,787	$15,553
Jeremiah Ashcroft	2,190	8,937	$149,881

(1)	Amount shown reflects an estimate of the fair market value of the units as of the vesting date.

Nonqualified Deferred Compensation and Pension Benefits

None of our NEOs participate in any nonqualified deferred compensation plans or pension plans and received no nonqualified deferred compensation or pension benefits during the year ended December 31, 2015.

Potential Payments upon Termination or Change in Control

Each of Messrs. Welch and Chen have an agreement that provides for severance benefits upon a termination of employment. See “—Employment Agreements” above for a description of the employment and severance agreements for each of our NEOs. Assuming that each of these agreements were in place on December 31, 2015, as applicable, and a termination of employment effective as of December 31, 2015 (i) by our general partner without cause, (ii) due to the executive’s resignation for good reason or (iii) due to the executive’s disability or death, each of our NEOs would have received the following payments and benefits:

Termination
Without Cause or
Resignation
		Termination				for Good
		Without Cause or				Reason
		Resignation			Termination	After a
	Payment	for Good			due to	Change in
Name	Type	Reason($)		Death($)	Disability($)	Control($)
J. Patrick Barley	Salary	n/a		n/a	n/a	n/a
	Bonus	n/a		n/a	n/a	n/a
	Total	n/a		n/a	n/a	n/a
Patrick Welch	Salary	419,687	(1)	33,333	99,999	839,374	(1)
	Bonus	300,000		—	—	600,000
	Total	719,687		33,333	99,999	1,439,374
Jon Hanna	Salary	n/a		n/a	n/a	n/a
	Bonus	n/a		n/a	n/a	n/a
	Total	n/a		n/a	n/a	n/a
Shiming Chen	Salary	300,000		25,000	75,000	300,000
	Bonus	—		—	—	—
	Total	300,000		25,000	75,000	300,000
Forgan McIntosh	Salary	n/a		n/a	n/a	n/a
	Bonus	n/a		n/a	n/a	n/a
	Total	n/a		n/a	n/a	n/a
Jeremiah Ashcroft(2)	Salary	n/a		n/a	n/a	n/a
	Bonus	n/a		n/a	n/a	n/a
	Total	n/a		n/a	n/a	n/a

(1)	Salary amount shown includes an estimated amount for healthcare continuation COBRA reimbursement payments of $19,687 per year.

(2)	Mr. Ashcroft resigned from his employment with us in August 2015 and did not receive any severance payments or benefits in connection with his resignation.

Compensation Risk

We have analyzed the potential risks arising from our compensation policies and practices, and have determined that there are no such risks that are reasonably likely to have a material adverse effect on us.

Director Compensation

For the year ended December 31, 2015, our NEOs or other employees who also served as members of the board of directors of our general partner did not receive additional compensation for their service as directors. Directors who were not officers, employees or paid consultants or advisors of us or our general partner were eligible to receive the following amounts as compensation for their services as directors in 2015 (i) an annual retainer of $50,000; (ii) an additional annual retainer of $10,000 for service as the chair of any standing committee and a $5,000 fee for service on two or more committees; and (iii) meeting attendance fees of $1,750 per meeting attended, whether telephonically or in person.

In 2015, we provided the following compensation to our independent directors:

	Fees Earned or
	Paid in	Unit
Name	Cash ($)	Awards ($)(1)	Total
T. Porter Trimble	149,000	26,920	175,920
Norman J. Szydlowski	137,250	26,920	164,170
Josh Sherman	136,750	26,920	163,670

(1)	Reflects the fair market value of the unit awards on the date of grant. As of December 31, 2015, each of Messrs. Trimble, Szydlowski and Sherman held 2,000 unvested phantom units.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of our units held by beneficial owners of 5.0% or more of our common and subordinated units, by each director and director nominee of JP Energy GP II LLC, our general partner, by each named executive officer and by all directors and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants and phantom units held by that person that are currently exercisable or exercisable within 60 days of February 22, 2016, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

The percentage of units beneficially owned is based on a total of 18,467,032 common units and 18,126,511 subordinated units outstanding as of February 22, 2016.

					Percentage
					of Total
					Common
		Percentage		Percentage	Units and
	Common	of Common	Subordinated	of Subordinated	Subordinated
	Units	Units	Units	Units	Units
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner(1)	Owned	Owned	Owned	Owned	Owned
Lonestar Midstream Holdings, LLC	3,674,187	19.9%	14,992,654	82.7%	51.0%
Clearbridge Investments, LLC(2)	2,024,819	11.0%	—	—	5.5%
Goldman Sachs Asset Management, L.P(3).	1,511,583	8.2%	—	—	4.1%
Massachusetts Financial Services Company(4)	1,255,544	6.8%	—	—	3.4%
Advisory Research, Inc.(5)	1,035,520	5.6%	—	—	2.8%
Directors/Named Executive Officers:
J. Patrick Barley(6)	25,996	*	125,122	*	*
Patrick J. Welch(7)	18,439	*	13,354	*	*
Jon E. Hanna(8)	9,265	*	11,966	*	*
Shiming Chen(9)	11,741	*	6,240	*	*
Forgan McIntosh(10)	4,011	*	3,943	*	*
John F. Erhard(11)	—	—	—	—	—
Daniel R. Revers(11)	—	—	—	—	—
Evan M. Schwartz(11)	—	—	—	—	—
Greg Arnold(12)	290,244	1.6%	1,184,352	6.5%	4.0%
T. Porter Trimble	13,166	*	—	—	—
Norman J. Szydlowski	2,166	*	—	—	—
Josh L. Sherman	5,666	*	—	—	—
All directors, director nominees and executive officers as a group (13 persons)	383,194	2.1%	1,334,794	7.4%	4.7%

*Less than 1.0%

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is 600 East Las Colinas Boulevard, Suite 2000, Irving, Texas 75039.

(2)	As reported on Schedule 13G as of December 31, 2015 and filed with the SEC on February 16, 2016. The address for Clearbridge Investments, LLC is 620 8th Avenue, New York, New York 10018.

(3)	As reported on Schedule 13G as of December 31, 2015 and filed with the SEC on February 9, 2016. The address for Goldman Sachs Asset Management, L.P. is 200 West Street, New York, New York 10282.

(4)

As reported on Schedule 13G as of December 31, 2015 and filed with the SEC on February 11, 2016. The address for Massachusetts Financial Services Company is 111 Huntington Avenue, Boston, Massachusetts 02199.

(5)	As reported on Schedule 13G as of December 31, 2015 and filed with the SEC on February 16, 2016. The address for Advisory Research, Inc. is 180 North Stetson, Chicago, Illinois 60601.

(6)

J. Patrick Barley owns and controls substantially all of each of JP Energy GP LLC and CB Capital Holdings II, LLC. Each of JP Energy GP LLC and CB Capital Holdings II, LLC is a member of Lonestar Midstream Holdings, LLC (“Lonestar”) but neither has any investment or voting control over the units held by Lonestar and therefore Mr. Barley disclaims beneficial ownership of the units held by Lonestar. Mr. Barley owns and controls 100% of

JP Energy Holdings, LLC, which owns 17,663 of our common units and 125,122 of our subordinated units. Also includes 8,333 units that will vest on April 1, 2016.

(7)	Includes 6,667 units that will vest on April 1, 2016.

(8)	Includes 6,333 units that will vest on April 1, 2016.

(9)	Includes 10,212 units that will vest on April 1, 2016.

(10)	Includes 3,045 units that will vest on April 1, 2016.

(11)

ArcLight Energy Partners Fund V, L.P. (“ArcLight Fund V”) owns and controls, through one of its wholly owned subsidiaries, Lonestar and therefore may be deemed to indirectly beneficially own 3,674,187 of our common units and 14,992,654 of our subordinated units held directly or indirectly by Lonestar. Messrs. Revers, Erhard and Schwartz, each a director of our general partner, are managing partner, partner and principal, respectively, of ArcLight Capital Partners, LLC. ArcLight Capital Parners, LLC is the investment manager of, and ArcLight Capital Holdings, LLC is the managing partner of the general partner of, ArcLight Fund V. The investment committee of ArcLight Capital Partners, LLC generally exercises voting and dispositive power over the units held by Lonestar, with the committee consisting of six members including Messrs. Revers and Erhard. Messrs. Erhard and Schwartz do not have beneficial ownership of the units held by Lonestar. Due to certain voting rights granted to Mr. Revers as a member of ArcLight Capital Partners, LLC’s investment committee, he may be deemed to indirectly beneficially own the units held by Lonestar, but disclaims any such ownership except to the extent of his pecuniary interest therein. The address for each of Messrs. Revers, Erhard, and Schwartz is 200 Clarendon Street, 55th Floor, Boston, MA 02116.

(12)

Mr. Arnold indirectly owns 100% of Arkansas Terminaling & Trading, Inc, which owns 290,244 of our common units and 1,184,352 of our subordinated units. The address for Mr. Arnold is 100 Crescent Ct., Suite 1600, Dallas, Texas 75201.

The following table summarizes the number of securities remaining available for future issuance under the LTIP as of December 31, 2015:

Number of securities
remaining available for
future issuance under
	Number of securities to		equity compensation
	be issued upon exercise	Weighted-average	plans (excluding
	of outstanding options,	exercise price of	securities reflected in
	warrants and rights	outstanding options,	column (a))
Plan Category	(a)	warrants and rights (b)	(c)
Equity compensation plans approved by security holders:
N/A	—	—	—
Equity compensation not approved by security holders
2014 Long-Term Incentive Plan (1)	392,420	—	3,242,030
Total	392,420	—	3,242,030

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of February 22, 2016, our general partner and its affiliates, including Lonestar, owned 4,020,291 common units and 16,327,448 subordinated units representing a 55.7% limited partner interest in us. In addition, our general partner owned a non-economic general partner interest in us and all of our incentive distribution rights.

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

Formation Stage

The consideration received by our general partner and its affiliates in connection with the IPO	•4,032,636 common units;
•16,455,318 subordinated units;
•a non-economic general partner interest;
•the incentive distribution rights; and
•a distribution of $83.2 million in accounts receivable.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions of 100.0% to the unitholders pro rata, including our general partner and its affiliates, as holders of an aggregate of 4,020,291 common units and 16,327,448 subordinated units. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target distribution level. Our general partner will not receive distributions on its non-economic general partner interest.

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

Other Transactions With Related Persons

JP Development

We perform certain management services for JP Development pursuant to a services agreement in exchange for a monthly fee of $50,000, which is subject to an adjustment each month to accurately reflect the degree and extent of the services provided. For the year ended December 31, 2015, we received $828,000 of fees from JP Development.

JP Development had a pipeline transportation business that provided crude oil pipeline transportation services to our discontinued Mid-Continent Business. As a result of utilizing JP Development’s pipeline transportation services, we incurred pipeline tariff fees of $6,023,000 for the year ended December 31, 2015.

On February 1, 2016, we completed the sale of our crude oil supply and logistics operations in the Mid-Continent region of Oklahoma and Kansas to JP Development in connection with JP Development’s sale of its GSPP pipeline assets to a third-party buyer. The sales price was $9,685,000; which included certain adjustments related to inventory and other working capital items.

Refined Products Sale Agreements

Our NGL distribution and sales segment purchased refined products from Truman Arnold Companies (“TAC”), which directly or indirectly owns a 4.0% limited partner interest in us. During the year ended December 31, 2015, we paid TAC $1,124,000 for such products.

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

CAMS Bluewire Technology, LLC

CAMS Bluewire Technology, LLC (“CAMS Bluewire”), an entity in which ArcLight holds a non-controlling interest, provides us with IT support. For the year ended December 31, 2015, we paid CAMS Bluewire $132,000 for IT support and consulting services.

Management Services Agreement with Republic

We perform certain management services for Republic Midstream, LLC, an entity owned by ArcLight, in exchange for a monthly fee of approximately $58,000. In December 2015, this monthly fee increased to approximately $75,000 a month. For the year ended December 31, 2015, we charged fees of $712,000 to Republic Midstream, LLC for these services. During the second quarter of 2015, we began performing crude transportation and marketing services for Republic Midstream, LLC. We charged $3,049,000 for the year ended December 31, 2015 for these crude transportation and marketing services.

ArcLight

In the first quarter of 2015, certain executive bonuses related to the year ended December 31, 2014 were paid on our behalf by ArcLight. In addition, ArcLight reimbursed us for certain overhead expenses we incurred for the year ended December 31, 2015. The total amounts paid on our behalf or reimbursed to us were $2,568,000 for the year ended December 31, 2015. In addition, during the year ended December 31, 2015, our general partner agreed to absorb $5,500,000 of corporate overhead expenses incurred by us and not pass such expense through to us.

Procedures for Review, Approval and Ratification of Related Person Transactions

The board of directors of our general partner adopted a written code of business conduct and ethics in connection with our IPO. Under the code of business conduct and ethics, a director is expected to bring to the attention of the chief executive officer or the board any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the board in light of the circumstances, be determined by a majority of the disinterested directors.

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

Director Independence

Please read “Item 10. Directors, Executive Officers and Corporate Governance—Management of JP Energy Partners LP” and “—Director Independence” which is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We have engaged PricewaterhouseCoopers LLP as our independent registered public accounting firm. The following sets forth fees billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements and other services rendered for the fiscal years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Audit fees (1)	$1,863	$5,089
Tax fees (2)	780	601
Other (3)	17	82
Total	$2,660	$5,772

(1)

Represents fees for professional services provided in connection with (i) the integrated audit of our annual financial statements, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. During the year ended December 31, 2014, fees associated with our IPO totaled approximately $0.6 million. Audit fees also include fees for audit services related to acquisition financial statements included in our registration statement.

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

Report of Independent Registered Public Accounting Firm

To the Partners and Unitholders of

JP Energy Partners LP:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners’ capital and cash flow present fairly, in all material respects, the financial position of JP Energy Partners LP and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our audits (which was an integrated audit in 2015).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 29, 2016

PART IFINANCIAL INFORMATION

Item 1.Financial Statements

JP ENERGY PARTNERS LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
	(in thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$1,987	$3,325
Restricted cash	—	600
Accounts receivable, net	60,519	108,725
Receivables from related parties	8,624	10,548
Inventory	4,786	5,677
Prepaid expenses and other current assets	4,168	4,915
Current assets of discontinued operations held for sale	2,730	15,149
Total Current Assets	82,814	148,939

Non-current assets
Property, plant and equipment, net	291,454	251,690
Goodwill	216,692	240,782
Intangible assets, net	134,432	145,330
Deferred financing costs and other assets, net	3,223	4,711
Noncurrent assets of discontinued operations held for sale	6,644	21,721
Total Non-Current Assets	652,445	664,234
Total Assets	$735,259	$813,173

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$45,933	$88,052
Accrued liabilities	15,260	28,971
Capital leases and short-term debt	107	229
Customer deposits and advances	3,742	5,050
Current portion of long-term debt	454	383
Current liabilities of discontinued operations held for sale	640	—
Total Current Liabilities	66,136	122,685

Non-current liabilities
Long-term debt	162,740	84,125
Other long-term liabilities	1,463	5,683
Total Liabilities	230,339	212,493

Commitments and Contingencies

Partners’ capital
General Partner	5,568	—
Common units (22,119,170 and 21,852,219 units authorized as of December 31, 2015 and 2014, respectively; 18,465,320 and 18,209,519 units issued and outstanding as of December 31, 2015 and 2014, respectively)	266,691	315,630
Subordinated units (18,197,249 units authorized; 18,127,678 and 18,197,249 units issued and outstanding as of December 31, 2015 and 2014, respectively)	232,661	285,050
Total Partners’ Capital	504,920	600,680
Total Liabilities and Partners’ Capital	$735,259	$813,173

See accompanying notes to consolidated financial statements.

JP ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013

	(in thousands, except unit and per unit data)
REVENUES
Crude oil sales	$455,465	$470,336	$164,356
Crude oil sales - related parties	884	—	—
Gathering, transportation and storage fees	25,991	30,762	23,942
Gathering, transportation and storage fees - related parties	2,165	—	—
NGL and refined product sales	170,009	192,804	166,245
NGL and refined product sales - related parties	—	7,419	12,343
Refined products terminals and storage fees	12,362	10,260	10,179
Refined products terminals and storage fees - related parties	—	1,533	2,130
Other revenues	13,709	13,040	11,674
Total revenues	680,585	726,154	390,869

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	527,476	605,682	276,804
Operating expense	69,377	65,584	57,728
General and administrative	45,383	46,362	44,488
Depreciation and amortization	46,852	40,230	30,987
Goodwill impairment	29,896	—	—
Loss on disposal of assets, net	909	1,137	1,492
Total costs and expenses	719,893	758,995	411,499

OPERATING LOSS	(39,308)	(32,841)	(20,630)

OTHER INCOME (EXPENSE)
Interest expense	(5,375)	(8,981)	(8,245)
Loss on extinguishment of debt	—	(1,634)	—
Other income, net	1,732	8	887

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(42,951)	(43,448)	(27,988)

Income tax expense	(754)	(300)	(208)

LOSS FROM CONTINUING OPERATIONS	(43,705)	(43,748)	(28,196)

DISCONTINUED OPERATIONS
Net income (loss) from discontinued operations, including loss on disposal of $7,288 in 2014	(14,951)	(9,275)	13,975

NET LOSS	$(58,656)	$(53,023)	$(14,221)

Net loss attributable to the period from January 1, 2014 to October 1, 2014	—	34,407
Net loss attributable to limited partners	$(58,656)	$(18,616)

Basic and diluted loss per unit
Net loss from continuing operations allocated to common units	$(21,830)	$(9,460)
Net loss allocated to common units	$(29,351)	$(9,293)
Weighted average number of common units outstanding	18,373,594	18,212,632
Basic and diluted net loss from continuing operations per common unit	$(1.19)	$(0.52)
Basic and diluted net loss per common unit	$(1.60)	$(0.51)

Net loss from continuing operations allocated to subordinated units	$(21,875)	$(9,490)
Net loss allocated to subordinated units	$(29,305)	$(9,323)
Weighted average number of subordinated units outstanding	18,151,700	18,209,948
Basic and diluted net loss from continuing operations per subordinated unit	$(1.20)	$(0.52)
Basic and diluted net loss per subordinated unit	$(1.61)	$(0.51)

Distributions declared per common and subordinated unit	$1.279	$—

See accompanying notes to consolidated financial statements.

JP ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013

	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,656)	$(53,023)	$(14,221)
Adjustments to reconcile net loss to net cash provided by operating activities including discontinued operations:
Depreciation and amortization	49,133	43,922	36,195
Goodwill impairment	37,835	—	—
Asset impairment	4,970	1,984	—
Derivative valuation changes	(11,340)	12,645	(1,162)
Amortization of deferred financing costs	909	906	1,103
Unit-based compensation expenses	1,309	1,789	948
Loss on disposal of assets	1,028	8,415	1,492
Bad debt expense	1,212	820	855
Loss on extinguishment of debt	—	1,634	—
Non-cash inventory LCM adjustment	—	222	—
Other non-cash items	1,744	434	(378)
Changes in working capital, net of acquired assets and liabilities:
Accounts receivable	47,926	13,307	(26,583)
Receivables from related parties	1,924	(7,806)	(948)
Inventory	13,372	17,501	(18,646)
Prepaid expenses and other current assets	709	(545)	4,340
Accounts payable and other accrued liabilities	(45,168)	(13,078)	30,106
Payables to related parties	—	(1,464)	1,274
Customer deposits and advances	(1,308)	2,328	(493)
Changes in other assets and liabilities	442	166	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	46,041	30,157	13,882

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(71,011)	(56,878)	(26,828)
Acquisitions of businesses	(12,583)	—	(1,003)
Proceeds received from sale of assets	3,917	11,325	96
Change in restricted cash	600	(600)	—
NET CASH USED IN INVESTING ACTIVITIES	(79,077)	(46,153)	(27,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving line of credit	130,000	390,800	32,300
Payments on revolving line of credit	(51,000)	(485,357)	(12,150)
Proceeds from note payable to related party	—	—	1,000
Payments on long-term debt	(375)	(4,870)	(4,152)
Payment of related party note payable	—	(1,000)	—
Payments on capital leases	(137)	(162)	(164)
Payments on contingent earnout liabilities	(488)	—	—
Change in cash overdraft	(91)	(295)	386
Payments on financed insurance premium	—	(49)	(5,127)
Debt issuance costs	(6)	(3,193)	(980)
Distributions to unitholders	(47,025)	(91,956)	(17,438)
Issuance of Series D preferred units	—	40,000	—
Redemption of Series D preferred units	—	(42,436)	—
Issuance of common units, net of issuance costs	—	262,638	3,128
Common control acquisition	—	(52,000)	—
Contributions from the Predecessor	—	4,321	12,040
Contributions from general partner	1,218	—	—
Tax withholding on unit-based vesting	(289)	(354)	—
Other	(109)	—	(1,855)
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,698	16,087	6,988

Net change in cash and cash equivalents	(1,338)	91	(6,865)
Cash and cash equivalents balance, beginning of year	3,325	3,234	10,099
Cash and cash equivalents balance, end of year	$1,987	$3,325	$3,234

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,527	$7,179	$7,063
Cash paid for taxes	450	108	106
Non-cash investing and financing transactions:
Accrued capital expenditures	$3,796	$3,628	$977
Debt funded portion of acquisition	12,475	52,000	—
Acquisitions funded by issuance of units	3,442	267,100	—
Assets acquired under capital lease	—	177	13
Financed insurance premium	—	—	1,420
Contributions from general partner	4,350	—	—

See accompanying notes to consolidated financial statements

JP ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except unit data)

	Units
	Series D	General			Class A	Class B	Class C
	Preferred	Partner	Common	Subordinated	Common	Common	Common	Total

Balance - January 1, 2013	1,136,364	45	—	—	6,868,004	1,153,505	3,166,667	12,324,585

Issuance of Class B Common Units, net of forfeitures	—	—	—	—	—	53,339	—	53,339
Issuance of Class C Common Units	—	—	—	—	—	—	88,114	88,114
Conversion of Preferred Units to Class A Common Units	(1,136,364)	—	—	—	1,136,364	—	—	—

Balance - December 31, 2013	—	45	—	—	8,004,368	1,206,844	3,254,781	12,466,038

Issuance of Class A Common Units	—	—	—	—	363,636	—	—	363,636
Issuance of Class B Common Units	—	—	—	—	—	90,000	—	90,000
Common control acquisition	—	—	—	—	12,561,934	—	—	12,561,934
Issuance of Preferred Units	1,928,909	—	—	—	—	—	—	1,928,909
Redemption of Preferred Units	(1,928,909)	—	—	—	—	—	—	(1,928,909)
Recapitalization	—	(45)	4,463,502	18,213,502	(20,929,938)	(1,296,844)	(3,254,781)	(2,804,604)
Issuance of Common Units, net of forfeitures	—	—	13,746,017	—	—	—	—	13,746,017
Forfeiture of Subordinated Units	—	—	—	(16,253)	—	—	—	(16,253)

Balance - December 31, 2014	—	—	18,209,519	18,197,249	—	—	—	36,406,768

Issuance of Common Units	—	—	266,951	—	—	—	—	266,951
Forfeiture of units under LTIP	—	—	(19,400)	(69,571)	—	—	—	(88,971)
Vesting of units under LTIP	—	—	8,250	—	—	—	—	8,250

Balance - December 31, 2015	—	—	18,465,320	18,127,678	—	—	—	36,592,998

	Series D	General			Class A	Class B	Class C	Predecessor
	Preferred	Partner	Common	Subordinated	Common	Common	Common	Capital	Total
	(in thousands)
Balance - January 1, 2013	$20,966	$404	$—	$—	$144,534	$14,247	$82,864	$51,138	$314,153

Contribution from the Predecessor	—	—	—	—	—	—	—	246,987	246,987
Issuance of Class B Common Units, net of forfeitures and tax withholding	—	—	—	—	—	(164)	—	—	(164)
Issuance of Class C Common Units to a related party	—	—	—	—	—	—	3,128	—	3,128
Conversion of Preferred Units to Class A Common Units	(18,660)	—	—	—	18,660	—	—	—	—
Unit-based compensation	—	—	—	—	—	948	—	—	948
Distributions to unitholders	(1,704)	—	—	—	(10,085)	(1,683)	(3,966)	—	(17,438)
Net income (loss)	(602)	—	—	—	(12,357)	(1,982)	(5,220)	5,940	(14,221)

Balance - December 31, 2013	$—	$404	$—	$—	$140,752	$11,366	$76,806	$304,065	$533,393

Contribution from Predecessor	—	—	—	—	—	—	—	4,321	4,321
Issuance of Class A Common Units	—	—	—	—	8,000	—	—	—	8,000
Issuance of Preferred Units	40,000	—	—	—	—	—	—	—	40,000
Redemption of Preferred Units	(40,656)	—	(350)	(1,430)	—	—	—	—	(42,436)
Unit-based compensation	—	—	123	503	—	1,163	—	—	1,789
Common control acquisition	—	(12,727)	—	—	267,067	—	—	(306,340)	(52,000)
Recapitalization	—	12,323	72,405	295,453	(313,481)	(6,268)	(60,432)	—	—
Issuance of units, net of issuance costs, forfeitures and tax withholdings	—	—	252,745	—	—	—	—	—	252,745
Issuance of Subordinated Units, net of issuance costs, forfeitures and tax withholdings	—	—	—	(153)	—	—	—	—	(153)
Distribution to unitholders	—	—	—	—	(75,662)	(4,528)	(11,766)	—	(91,956)
Net loss attributable to the period from January 1, 2014 to October 1, 2014	656	—	—	—	(26,676)	(1,733)	(4,608)	(2,046)	(34,407)
Net loss attributable to the period from October 2, 2014 to December 31, 2014	—	—	(9,293)	(9,323)	—	—	—	—	(18,616)

Balance - December 31, 2014	$—	$—	$315,630	$285,050	$—	$—	$—	$—	$600,680

Unit-based compensation	—	—	941	368	—	—	—	—	1,309
Issuance of units, net of issuance costs, forfeitures and tax withholdings	—	—	3,259	(215)	—	—	—	—	3,044
Distribution to unitholders	—	—	(23,788)	(23,237)	—	—	—	—	(47,025)
Contribution from general partner	—	5,568	—	—	—	—	—	—	5,568
Net loss	—	—	(29,351)	(29,305)	—	—	—	—	(58,656)

Balance - December 31, 2015	$—	$5,568	$266,691	$232,661	$—	$—	$—	$—	$504,920

See accompanying notes to consolidated financial statements.

JP ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business.  The consolidated financial statements presented herein contain the results of JP Energy Partners LP, a Delaware limited partnership, and its subsidiaries. All expressions of the “Partnership”, “JPE”, “us”, “we”, “our”, and all similar expressions are references to JP Energy Partners LP and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context requires otherwise. We were formed in May 2010 by members of management and were further capitalized in June 2011 by ArcLight Capital Partners, LLC (“ArcLight”) to own, operate, develop and acquire a diversified portfolio of midstream energy assets. Our operations currently consist of three business segments: (i) crude oil pipelines and storage, (ii) refined products terminals and storage and (iii) NGL distribution and sales, which together provide midstream infrastructure solutions for the growing supply of crude oil, refined products and NGLs, in the United States. JP Energy GP II LLC (“GP II”) is our general partner.

JP Development. On July 12, 2012, ArcLight and the owners of JPE formed JP Energy Development LP, a Delaware limited partnership (“JP Development”), for the express purpose of supporting JPE’s growth. Since its formation, JP Development had acquired a portfolio of midstream assets that were developed for potential future sale to JPE. JPE and JP Development are under common control because a majority of the equity interests in each entity and their general partners are owned by ArcLight. JP Development made the following acquisitions since its formation in July 2012:

•On August 3, 2012, JP Development acquired Parnon Gathering LLC, a Delaware limited liability company (“Parnon Gathering”), which provides midstream gathering and transportation services to companies engaged in the production, distribution and marketing of crude oil. Subsequent to the acquisition, Parnon Gathering LLC was renamed to JP Energy Marketing LLC (“JPEM”).

•On July 15, 2013, JP Development acquired substantially all of the retail propane assets of BMH Propane, LLC, an Arkansas limited liability company (“BMH”), which is engaged in the retail and wholesale propane and refined fuel distribution business.

•On August 30, 2013, JP Development, through JPEM, acquired substantially all the operating assets of Alexander Oil Field Services, Inc., a Texas Corporation (“AOFS”), which is engaged in the crude oil trucking business.

•On October 7, 2013, JP Development acquired Wildcat Permian Services LLC, a Texas limited liability company (“Wildcat Permian”) that was later merged with and into JP Energy Permian, LLC, a Delaware limited liability company (“JP Permian”).  JP Permian is engaged in the transportation of crude oil by pipeline.

•On October 10, 2013, JP Liquids, LLC, a Delaware limited liability company and wholly owned subsidiary of JP Development (“JP Liquids”), acquired substantially all of the assets of Highway Pipeline, Inc., a Texas corporation (“Highway Pipeline”), which is engaged in the transportation of natural gas liquids and condensate via hard shell tank trucks.

As a result of the sale of its GSPP pipeline assets (see Note 3), JP Development does not currently hold any material assets.

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

JP Development has a centralized cash management that covers all of its subsidiaries.  The net amounts due from/to JP Development by the Dropdown Assets relate to a variety of intercompany transactions including the collection of trade receivables, payment of accounts payable and accrued liabilities, charges of allocated corporate expenses and payments by JP Development on behalf of the Dropdown Assets. Such amounts have been treated as deemed contributions from/deemed distributions to JP Development for the years ended December 31, 2014 and 2013.  The total net effect of the deemed contributions is reflected as contribution from the predecessor in the statements of cash flows as a financing activity.  The net balances due to us from the Dropdown Assets were settled in cash based on the outstanding balances at the effective date of Common Control Acquisition.

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

Initial Public Offering. On October 2, 2014, our common units began trading on the New York Stock Exchange under the ticker symbol “JPEP.” On October 7, 2014, we closed our IPO of 13,750,000 common units at a price of $20.00 per unit.  Prior to the closing of the IPO, the following recapitalization trasactions occurred:

•we distributed approximately $92.1 million of accounts receivable that comprised our working capital assets to the existing partners, pro rata in accordance with their ownership interests, of which $72.5 million, $6.0 million and $3.3 million was distributed to Lonestar Midstream Holdings, LLC (“Lonestar”),  Truman Arnold Companies (“TAC”) and JP Development, respectively, all of which are related parties;

•each Class A common unit, Class B common unit and Class C common unit (collectively, the “Existing Common Units”) were split into approximately 0.89 common units, resulting in an aggregate of 22,677,004 outstanding Existing Common Units; and

•an aggregate of 18,213,502 Existing Common Units held by the existing partners were automatically converted into 18,213,502 subordinated units representing a 80.3% interest in us prior to the IPO, and a 50.0% interest in us after the closing of the IPO, with 4,463,502 Existing Common Units remaining representing a 19.7% interest in us (the “Remaining Existing Common Units”).

Subsequent to the closing of the IPO, the following recapitalization transactions occurred:

•the Remaining Existing Common Units were automatically converted on a one-to-one basis into 4,463,502 common units representing a 12.3% interest in us;

•the 45 general partner units in the Partnership held by the general partner were recharacterized as a non-economic general partner interest in us; and

•we issued 13,750,000 common units to the public representing a 37.7% interest in us.

We used the proceeds from the IPO of approximately $257.1 million, net of underwriting discounts and structuring fees, to:

•pay offering expenses of approximately $2.0 million;

•redeem 100% of our issued and outstanding Series D preferred units for approximately $42.4 million;

•repay $195.6 million of the debt outstanding under our revolving credit facility; and

•replenish $17.1 million of working capital that was distributed to the then existing partners immediately prior to the IPO.

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

Reclassification.  Certain previously reported amounts have been reclassified to conform to the current year presentation. For the years ended December 31, 2014 and 2013, we reclassified $9,911,000 and $1,687,000, respectively, from gathering, transportation and storage fees to crude oil sales to conform to the current year presentation.

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

Restricted Cash.  Restricted cash consists of cash balances that are restricted as to withdrawal or usage and at December 31, 2014, included cash to secure crude oil production taxes payable to the applicable taxing authorities.

Accounts Receivable.  Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on specific identification and expectation of collecting considering historical collection results. Account balances considered to be uncollectible are recorded to the allowance for doubtful accounts and charged to bad debt expense, which is included in general and administrative expenses in the consolidated statements of operations. The allowance for doubtful accounts was $1,217,000 and $1,134,000 as of December 31, 2015 and 2014, respectively. Bad debt expense for the years ended December 31, 2015, 2014 and 2013 was $1,212,000,  $820,000 and $855,000, respectively.

Inventory.  Inventory is mainly comprised of crude oil, NGLs, refined products for resale, as well as propane cylinders expected to be sold to customers. Inventory is stated at the lower of cost or market. Cost of crude oil, NGLs and refined products inventory is determined using the first-in, first-out (FIFO) method. Cost of propane cylinders is determined using the weighted average method.

Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets primarily relate to prepaid insurance premiums, which totaled $1,239,000 and $1,044,000, and insurance claim receivables, which totaled $115,000 and $965,000 as of December 31, 2015 and 2014, respectively.

Derivative Instruments and Hedging Activities.  We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. We did not have any derivatives designated in hedging relationships during the years ended December 31, 2015, 2014 and 2013. Therefore, the change in the fair value of the derivative asset or liability is reflected in net loss in the consolidated statements of operations (mark-to-market accounting). Cash flows from derivatives settled are reported as cash flow from operating activities, in the same category as the cash flows from the items being economically hedged.

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

Depreciation of property, plant and equipment is recorded on a straight-line basis over the following estimated useful lives:

Buildings	20	-	30	years
Leasehold improvements		Various*
Transportation equipment	5	-	15	years
Propane tanks and cylinders	3	-	25	years
Bulk storage tanks			20	years
Pipelines			20	years
Office furniture and fixtures	5	-	10	years
Other equipment	3	-	31	years

*Depreciated over the shorter of the life of the leasehold improvement or the lease term.

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

Impairment of Long-Lived Assets.  Long-lived assets such as property, plant and equipment, and acquired intangible assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary (Level 3). For assets held for sale, we compare the fair value of the disposal group to its carrying value. Under the assets held for sale criteria, the order of impairment is based on (i) testing other assets, such as accounts receivable, inventory and indefinite-lived intangible assets, for impairment (ii) testing goodwill for impairment and (iii) testing the long-lived asset group for impairment. In connection with the sale of our Mid-Continent Business (defined in Note 3 and classified as held for sale at December 31, 2015), we recorded an impairment charge of $4,970,000 during the year ended December 31, 2015 related to long-lived assets, which is classified in net loss from discontinued operations in the consolidated statements of operations.

Goodwill and Other Intangible Assets. We apply Accounting Standards Codification ("ASC") 805, "Business Combinations," and ASC 350, "Intangibles—Goodwill and Other," to account for goodwill. In accordance with these standards, goodwill is not amortized but is tested for impairment at least annually, or more frequently whenever a triggering event or change in circumstances occurs at the reporting unit level. A reporting unit is the operating segment, or business one level below the operating segment if discrete financial information is prepared and regularly reviewed by segment management. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. Impairment is indicated when the carrying amount of a reporting unit exceeds its fair value. To estimate the fair value of the reporting units, we make estimates and judgments about future cash flows, as well as revenues, cost of sales, operating expenses, capital expenditures and net working capital based on assumptions that are consistent with our most recent forecast. At the time it is determined that an impairment has occurred, the carrying value of the goodwill is written down to its fair value.

In 2015, we recognized impairment charges of $23,574,000 and $6,322,000 related to the goodwill in our crude oil supply and logistics reporting unit within our crude oil pipelines and storage segment and JP Liquids reporting unit within our NGL distribution and sales segment, respectively, primarily due to the substantial decline in commodity prices in 2015 and the resulting decline in margin as well as volume in those reporting units.  We also recorded an additional goodwill impairment charge of $7,939,000 triggered by the disposition of our Mid-Continent Business. The $7,939,000 of goodwill was allocated to the Mid-Continent Business based on the relative fair value of the Mid-Continent Business and the portion of the reporting unit that was retained by us. No provision for impairment of goodwill was recorded during 2014 or 2013.

During the second quarter of 2014, immediately prior to the sale of the Bakken Business (defined in Note 3) within the crude oil supply and logistics reporting unit, we allocated $1,984,000 of goodwill to the Bakken Business, which was based on the relative fair value of the disposed Bakken Business and the portion of the reporting unit that was retained by us. The $1,984,000 allocation contributed to the overall net loss from discontinued operations.

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

Deferred Financing Costs.  Debt issuance costs related to our revolving credit agreement (see Note 11) are deferred and are recorded net of accumulated amortization in the consolidated balance sheets as deferred financing costs, and totaled $2,809,000 and $3,712,000 at December 31, 2015 and 2014, respectively. These costs are amortized over the terms of the related debt using the effective interest rate method for the notes payable and the straight-line method for the revolving credit facilities. As a result of the financing transactions discussed in Note 11, we wrote off $1,634,000 of deferred financing costs associated with the extinguishment of debt during the year ended December 31, 2014 which is recorded in loss on extinguishment of debt in the consolidated statements of operations. Amortization of deferred financing costs is recorded in interest expense and totaled $909,000,  $906,000 and $1,103,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Crude Oil Pipelines and Storage.  The crude oil pipelines and storage segment mainly generates revenues through crude oil sales and pipeline transportation and storage fees. We enter into outright purchase and sales contracts as well as buy/sell contracts with counterparties, under which contracts we gather and transport different types of crude oil and eventually sell the crude oil to either the same counterparty or different counterparties. We account for such revenue arrangements on a gross basis. Occasionally, we enter into crude oil inventory exchange arrangements with the same counterparty which the purchase and sale of inventory are considered in contemplation of each other. Revenues from such inventory exchange arrangements are recorded on a net basis. Revenues for crude oil pipeline transportation services are recognized upon delivery of the product, and when payment has either been received or collection is reasonably assured. For certain crude oil pipeline transportation arrangements, we enter into sale and purchase contracts with counterparties instead of pipeline transportation agreements. In such cases, we assess the indicators associated with agent and principal considerations for each arrangement to determine whether revenue should be recorded on a gross basis versus net basis. In addition, we also provide crude oil transportation services to third party customers.

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

		Year Ended December 31,
Customer	Reportable Segment	2015	2014	2013
		(in thousands)
Customer A	Crude oil pipelines and storage, NGLs distribution and sales	252,969	164,115	*
Customer B	Crude oil pipelines and storage, Refined products terminals and storage	*	90,923	48,544

* Revenues are less than 10% of the total revenues during the period.

We are party to various commercial netting agreements that allow us and contractual counterparties to net receivable and payable obligations. These agreements are customary and the terms follow standard industry practice. In the opinion of management, these agreements reduce the overall counterparty risk exposure.

Income Taxes.  We are a limited partnership, and therefore not directly subject to federal income taxes or most state income taxes. Our taxable income (loss) will be included in the federal income tax returns filed by the individual partners. Accordingly, no federal income tax provision has been made in our consolidated financial statements since the income tax is an obligation of the partners. We are subject to the Texas margin tax, which is reported in income tax expense in the consolidated statements of operations.

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

Equity-Based Compensation.  We account for equity based compensation by recognizing the fair value of awards on the grant date or the date of modification, as applicable, into expense as they are earned, using an estimated forfeiture rate. The forfeiture rate assumption is reviewed annually to determine whether any adjustments to expense are required.

Comprehensive Loss.  For the years ended December 31, 2015, 2014 and 2013, comprehensive loss was equal to net loss.

Recent Accounting Pronouncements.  In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This standard does not allow for early adoption except related to credit risk adjustment in other comprehensive income. The adoption of ASU 2016-01 is not expected to have a material impact on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted and, upon adoption, may be applied either prospectively or retrospectively. We early adopted, retrospectively, ASU 2015-17. There is no impact from the adoption of this ASU as our deferred taxes are already presented under the non-current classification for all periods presented.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). ASU 2015-16 changes how the acquirer recognizes adjustments to the provisional amounts of a business combination that are identified during the measurement period  from a retrospective application of all affected financial periods to be recorded in the reporting period in which the adjustment amounts are determined. Additionally, the company needs to disclose, of the amounts recorded in current periods, what amounts would have been reported in previous periods if the adjustments had been recognized at the acquisition date.  ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015.  Early adoption of this ASU is permitted. The adoption of ASU 2015-16 is not expected to have a material impact on our consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30). ASU 2015-15 provides SEC Staff guidance to ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost, as it relates to debt issuance cost associated with line-of-credit arrangements.

The SEC staff recognized that ASU 2015-03 did not address presentation or subsequent measurement of debt issuances cost related to line-of-credit arrangements and noted that the SEC Staff wouldn’t object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratable over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings of the line-of credit arrangement. ASU 2015-15 was adopted in the third quarter of 2015 with ASU 2015-03 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 provides explicit guidance on accounting for share-based payments requiring a specific performance target to be achieved in order for employees to become eligible to vest in the awards when that performance target may be achieved after the requisite service period for the award. The ASU requires that such performance targets be treated as a performance condition, and should not be reflected in the estimate of the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable the performance target will be achieved. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our consolidated financial statements or disclosures.

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

3. Discontinued Operations

Mid-Continent. On February 1, 2016, we sold certain trucking and marketing assets in the Mid-Continent area (the “Mid-Continent Business”) to JP Development, simultaneous with JP Development’s sale of its GSPP pipeline assets to a third party buyer. The sales price related to the Mid-Continent Business was $9,685,000, in cash, which included certain adjustments related to inventory and other working capital items. We expect to recognize a loss on disposal of $12,909,000 related to the Mid-Continent Business. As of December 31, 2015, the Mid-Continent Business met all the criteria to be classified as asset held for sale in accordance with ASC 360, therefore, we classified all the related assets and liabilities as held for sale in the consolidated balance sheets. In addition, we allocated $7,939,000 of goodwill to the Mid-Continent Business, which was based on the relative fair value of the disposed Mid-Continent Business and the portion of the crude oil supply and logistics reporting unit that was retained by us. The $7,939,000 was subsequently impaired and contributed to the overall net loss from discontinued operations. The operating results of the Mid-Continent Business have been classified as discontinued operations for all periods presented in the consolidated statements of operations. We combined the cash flows from the Mid-Continent Business with the cash flows from continuing operations for all periods presented in the consolidated statements of cash flows. The Mid-Continent Business will not generate any continuing cash flows subsequent to the date of disposition. Prior to the classification as discontinued operations, we reported the Mid-Continent Business in our crude oil pipelines and storage segment. The following table summarizes selected financial information related to the Mid-Continent Business’ operations in the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Operations

The discontinued operations of the Mid-Continent Business are summarized below:

	Year Ended December 31,
	2015	2014	2013

	(in thousands, except unit and per unit data)
REVENUES
Crude oil sales	$429,716	$967,359	$1,711,036
Gathering, transportation and storage fees	16	31	204
Other revenues	52	90	124
Total revenues	429,784	967,480	1,711,364

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	426,886	961,428	1,687,827
Operating expense	1,402	1,930	4,197
General and administrative	867	936	996
Impairment of goodwill and assets held for sale	12,909	—	—
Depreciation and amortization	2,281	2,258	2,358
Loss on disposal of assets, net	119	229	—
Total costs and expenses	444,464	966,781	1,695,378

OPERATING INCOME (LOSS)	(14,680)	699	15,986

OTHER INCOME (EXPENSE)
Interest expense	(296)	(412)	(830)
Loss on extinguishment of debt	—	—	—
Other income, net	25	46	1

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(14,951)	333	15,157

Income tax (expense) benefit	—	—	—

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	$(14,951)	$333	$15,157

Consolidated Balance Sheets

The current and non-current assets and liabilities of the Mid-Continent Business are as follows:

	December 31,	December 31,
	2015	2014

	(in thousands)
ASSETS
Current assets
Inventory	$2,692	$15,149
Prepaid expenses and other current assets	38	—
Total Current assets of discontinued operations held for sale	2,730	15,149

Non-current assets
Property, plant and equipment, net	5,203	10,458
Goodwill	—	7,939
Intangible assets, net	1,138	2,981
Deferred financing costs and other assets, net	303	343
Total Non-current assets of discontinued operations held for sale	6,644	21,721
Total Assets of discontinued operations held for sale	$9,374	$36,870

LIABILITIES
Current liabilities
Accrued liabilities	$640	$—
Total Current liabilities of discontinued operations held for sale	$640	$—

The following table summarizes other selected financial information related to the Mid-Continent Business.

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
Depreciation	$1,127	$1,104	$1,204
Amortization	1,154	1,154	1,154
Capital expenditures	637	316	1,327

Other operating noncash items related to discontinued operations:
Impairment on goodwill and assets held for sale	$12,909	$—	$—
Derivative valuation changes	630	—	—
Loss on disposal of assets	119	229	—
Non-cash inventory LCM adjustments	—	222	—

Investing noncash items related to discontinued operations:
Accrued capital expenditures	$—	$218	$—

Bakken Business. On June 30, 2014, we (“Seller”) entered into and simultaneously closed an Asset Purchase Agreement with Gold Spur Trucking, LLC (“Buyer”), pursuant to which the Seller sold all the trucking and related assets and activities in North Dakota, Montana and Wyoming (the “Bakken Business”) to the Buyer for a purchase price of $9,100,000. As a result, we recognized a loss on this sale of approximately $7,288,000 during the second quarter of 2014, which primarily relates to the write-off of a customer contract associated with the Bakken Business. In addition, immediately prior to the sale, we allocated $1,984,000 of goodwill to the Bakken Business, which was based on the relative fair value of the disposed Bakken Business and the portion of the crude oil supply and logistics reporting unit that was retained by us. The $1,984,000 allocation contributed to the overall net loss from discontinued operations.

The Bakken Business operations have been classified as discontinued operations for all periods in the consolidated statements of operations. We combined the cash flows from the Bakken Business with the cash flows from continuing operations for all periods presented in the consolidated statements of cash flows. The Bakken Business will not generate any continuing cash flows subsequent to the date of disposition. Prior to the classification as discontinued operations, we reported the Bakken Business in our crude oil pipelines and storage segment. The following table summarizes selected financial information related to the Bakken Business’s operations in the years ended December 31,  2014 and 2013.

	Year Ended December 31,
	2014	2013
	(in thousands)
Revenues from discontinued operations	$7,865	$19,283
Net loss of discontinued operations, including loss on disposal of $7,288 in 2014	(9,608)	(1,182)

4. Net Loss Per Unit

Net loss per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income for the period subsequent to the IPO by the weighted-average number of common units and subordinated units outstanding for the period. Loss per limited partner unit is calculated in accordance with the two-class method for determining loss per unit for master limited partnerships (“MLPs”) when incentive distribution rights (“IDRs”) and other participating securities are present. The two-class method requires that loss per limited partner unit be calculated as if all earnings for the period were distributed as cash, and allocated by applying the provisions of the partnership agreement, and requires a separate calculation for each quarter and year-to-date period. Under the two-class method, any excess of distributions declared over net income is allocated to the partners based on their respective sharing of income specified in the partnership agreement. For the years ended December 31, 2015 and 2014, dilutive loss per unit was equal to basic loss per unit because all instruments were antidilutive.

On January 26, 2016, the Board of Directors of our general partner declared a cash distribution for the fourth quarter of 2015 of $0.325 per common unit and subordinated unit.  The distribution was paid on February 12, 2016 to unitholders of record as of February 5, 2016.

	Year ended December 31, 2015

	Common Units	Subordinated Units	Total
	(in thousands except for unit and per unit data)
Net loss from continuing operations attributable to the limited partners:
Distribution declared	$24,172	$23,571	$47,743
Distributions in excess of net income	(46,002)	(45,446)	(91,448)
Net loss from continuing operations attributable to the limited partners	$(21,830)	$(21,875)	$(43,705)

Net loss from discontinued operations attributable to the limited partners	(7,521)	(7,430)	(14,951)
Net loss attributable to the limited partners	$(29,351)	$(29,305)	$(58,656)

Weighted average units outstanding:
Basic	18,373,594	18,151,700	36,525,294

Net loss per unit:
Basic and diluted from continuing operations	$(1.19)	$(1.20)
Basic and diluted from discontinued operations	$(0.41)	$(0.41)
Basic and diluted total	$(1.60)	$(1.61)

	Year ended December 31, 2014

	Common Units	Subordinated Units	Total
	(in thousands except for unit and per unit data)
Net loss from continuing operations attributable to the limited partners:
Distribution declared	$5,523	$5,491	$11,014
Distributions in excess of net income	(14,983)	(14,981)	(29,964)
Net loss from continuing operations attributable to the limited partners	$(9,460)	$(9,490)	$(18,950)

Net income from discontinued operations attributable to the limited partners	167	167	334
Net loss attributable to the limited partners	$(9,293)	$(9,323)	$(18,616)

Weighted average units outstanding:
Basic	18,212,632	18,209,948	36,422,580

Net income (loss) per unit:
Basic and diluted from continuing operations	$(0.52)	$(0.52)
Basic and diluted from discontinued operations	$0.01	$0.01
Basic and diluted total	$(0.51)	$(0.51)

The following data shows securities that could potentially dilute earnings per unit in the future that were not included in the computation of diluted earnings per unit because to do so would have been antidilutive for the year ended December 31, 2015:

Phantom units	406,218

5. Acquisitions and Dispositions

2015 Acquisitions

Acquisition of Southern Propane Inc. On May 8, 2015, we acquired substantially all of the assets of Southern Propane Inc. (“Southern”), a Houston-based industrial and commercial propane distribution and logistics company. The acquisition expanded the asset base and market share of our NGL distribution and sales segment, specifically the acceleration of our entry into the Houston, Texas market, as well as expansion of our industrial, non-seasonal customers. The total purchase price of $16,292,000 consisted of a $12,475,000 cash payment that was paid on the acquisition date, and which was funded through the use of borrowings from our revolving credit facility, a $108,000 cash payment to the seller as the final working capital adjustment, the issuance of 266,951 common units valued at $3,442,000 and a contingent earn-out liability with a value of $267,000 that is subject to the achievement of certain gross profit targets at Southern.  The earn-out period covers the period from June 2015 through December 2016, and the maximum earn-out that could be earned is $1,250,000. The common units issued with this acquisition were issued in a private offering conducted in accordance with the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, as such units were issued to the owners of a business acquired in a privately negotiated transaction not involving any public offering or solicitation.

The fair value of the contingent earn-out liability was estimated by applying an expected present value technique based on the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. The contingent earn-out was established at the time of the acquisition and is revalued at each reporting period. Based on the actual post-acquisition performance results and revised projections, we decreased the fair value of the Southern contingent earn-out liability to $243,000 as of December 31, 2015, which is recorded in Other long-term liabilities in the consolidated balance sheets. For the year ended December 31, 2015, we recognized $24,000 in income related to the changes in the fair value of the contingent earn-out liability which is included in Other income, net, in our consolidated statements of operations.

The following table represents our allocation of the total purchase price of this acquisition to the assets acquired (in thousands):

Accounts receivable	$932
Inventory	24
Total current assets	956
Property, plant and equipment	2,962
Intangible assets:
Customer relationships	6,163
Noncompete agreements	292
Trade names	113
Total identifiable net assets acquired	10,486
Goodwill	5,806
Net assets acquired	$16,292

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

Revenues attributable to Southern included in the consolidated statements of operations totaled $3,849,000 for the period from May 8, 2015 to December 31, 2015. We do not account for the operations of Southern on a stand-alone basis, therefore, it is impracticable to report the amounts of net income of Southern included in the consolidated statements of operations related to the post-acquisition periods.

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

Goodwill associated with the Wildcat Permian acquisition principally results from expected future growth potential as well as the synergies expected from integrations with our other crude oil business. We allocated $11,242,000 of the goodwill associated with the Wildcat Permian acquisition to our crude oil supply and logistics reporting unit. The fair value of the acquired intangible asset was estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Customer relationships are amortized over a weighted average useful life of 17 years.

Revenues attributable to Wildcat Permian and included in the consolidated statements of operations totaled $70,580,000, $64,136,000 and $10,878,000 for the years ended December 31, 2015, and 2014, and the period from October 7, 2013 to December 31, 2013, respectively. We do not account for the operations of Wildcat Permian on a stand-alone basis, therefore, it is impracticable to report the amounts of earnings of Wildcat Permian included in the consolidated results of operations related to the post acquisition periods.

Other 2013 Acquisitions.In addition to the acquisition described above, in 2013, JP Development also acquired the businesses in the table noted below for a total purchase price of $27,048,000. The total consideration consisted of $23,085,000 paid in cash, JP Development’s investment in our Class C Common Units representing limited partner interests valued at $1,628,000, a contingent earn-out with a fair value of $1,280,000 that was subject to the achievement of certain trucking revenue goals at Alexander Oil Field Service, Inc. (“AOFS”), and a contingent earn-out with a fair value of $1,055,000 that is subject to the achievement of certain trucking revenue goals at Highway Pipeline, Inc. (“HPI”). The AOFS earn-out period covers the period from September 1, 2013 to August 31, 2015, and the maximum earn-out which could be earned was $1,628,000 over the course of two years. The HPI earn-out period covers the period from January 1, 2014 to December 31, 2016, and the maximum earn-out that could be earned is $3,000,000 over the course of three years.

The fair value measure of the contingent earn-outs was estimated by applying an expected present value technique based on the probability- weighted average of possible outcomes that would occur should certain financial metrics be reached. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. The contingent earn-outs were established at the time of the acquisitions and are revalued at each reporting period. We estimated the fair value of the AOFS contingent earn-out liability to be $790,000 as of December 31, 2014. In the third quarter of 2015, we paid $488,000 as a settlement of the AOFS contingent earn-out. As of December 31, 2014, the fair value of the HPI contingent earn-out liability was $1,367,000. We decreased the fair value of the HPI contingent earn-out liability to $234,000 as of December 31, 2015, based on the actual post-acquisition performance results of the business as well as our revised expectation of the probable or possible future outcome.  As of December 31, 2015, the HPI liability is recorded in Other-long term liabilities in the consolidated balance sheets. For the years ended December 31, 2015 and 2014, we recognized income of $1,435,000 and losses of $435,000, respectively, related to the changes in fair value of the AOFS and HPI liabilities, which is included in Other income, net, in our consolidated statements of operations.

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

The goodwill amounts noted for all 2013 acquisitions reflect the difference between purchase prices less the fair value of net assets acquired. Goodwill associated with these acquisitions principally results from synergies expected from integrated operations and from assembled workforce. We do not believe that the acquired intangible assets have an significant residual value at the end of their respective useful lives. The fair values of the acquired intangible assets were estimated by applying the income approach. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. Trade names and trademarks are amortized over an estimated useful life of 2 years, customer relationships are amortized over a weighted average useful life of 6 years, and non-compete agreements are amortized over an estimated useful life of 3 years.

Revenues attributable to the three acquisitions above and included in the consolidated statements of operations totaled $14,008,000, $18,329,000 and $5,781,000, for the years ended December 31, 2015, 2014 and the period from each respective acquisition date to December 31, 2013, respectively. We do not account for the operations of  these acquisitions on a stand-alone basis, therefore, it is impracticable to report the amounts of earnings of these acquisitons included in the consolidated results of operations related to the post acquisition periods.

Pro Forma Information

The following unaudited pro forma information summarizes the results of operations for the year ended December 31, 2013 as if the significant acquisition of JP Permian (effectively acquired by us on October 7, 2013—see Note 1) had been completed at the beginning of the year. Financial information of certain acquisitions was impractical to obtain and accordingly have not been included in the pro forma financial information presented below.

The pro forma data combines our consolidated results with those of JP Permian (prior to acquisition) for the period shown. The results are adjusted for amortization, depreciation, interest expense and income taxes relating to the acquisition. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the period presented or that may be achieved in the future. The pro forma amounts are as follows:

Year ended December 31, 2013
(in thousands)
(unaudited)
Pro forma consolidated revenue from continuing operations	$393,837
Pro forma consolidated net loss from continuing operations	$(32,501)

Disposition of crude oil supply and logistics assets. On September 30, 2015, we entered into an asset purchase agreement pursuant to which we sold certain crude oil supply and logistics assets for a sales price of $1,914,000. We closed the transaction on November 2, 2015 and recognized a gain on disposal of $1,046,000.

6. Inventory

Inventory consists of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Crude Oil	$338	$162
NGLs	2,364	3,342
Refined Products	430	445
Materials, supplies and equipment	1,654	1,728
Total inventory	$4,786	$5,677

7. Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Land	$6,874	$6,874
Buildings and improvements	12,561	12,045
Transportation equipment	46,582	39,388
Storage and propane tanks	151,988	139,721
Pipelines and linefill	77,295	54,059
Office furniture and fixtures	9,701	8,245
Other equipment	48,171	25,892
Construction-in-progress	12,763	15,175
Total property, plant and equipment	365,935	301,399
Less: accumulated depreciation	(74,481)	(49,709)
Property, plant and equipment, net	$291,454	$251,690

 Depreciation expense totaled $29,391,000, $23,514,000 and $18,779,000 for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations. Depreciation expense amounts have been adjusted by $1,127,000,  $1,685,000 and $2,348,000 for the years ended December 31, 2015, 2014 and 2013, respectively, to present the Mid-Continent and Bakken Business’s operations as discontinued operations.

8. Goodwill and Intangible Assets

Intangible assets consist of the following for the years ended December 31, 2015 and 2014:

	December 31, 2015
	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	amount
	(in thousands)

Customer relationships	$82,630	$(20,761)	$61,869
Noncompete agreements	3,575	(2,664)	911
Trade names	553	(139)	414
Customer contract	95,594	(24,538)	71,056
Other	198	(16)	182
Total	$182,550	$(48,118)	$134,432

	December 31, 2014
	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	amount
	(in thousands)
Customer relationships	$76,466	$(14,275)	$62,191
Noncompete agreements	3,728	(2,283)	1,445
Trade names	2,147	(583)	1,564
Customer contract	95,594	(15,662)	79,932
Other	209	(11)	198
Total	$178,144	$(32,814)	$145,330

In connection with the sale of the Mid-Continent Business, which was classified as held for sale at December 31, 2015, we recorded an impairment charge of $689,000 related to customer relationships during the year ended December 31, 2015, which is classified in net loss from discontinued operations in the consolidated statements of operations.  In addition, as a result of the sale of the Bakken Business, we wrote-off $8,060,000 in customer contracts during the year ended December 31, 2014 (see Note 3).

Amortization expense totaled $17,461,000,  $16,716,000 and $12,208,000 for December 31, 2015, 2014 and 2013, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations.  Amortization expense amounts have been adjusted by $1,154,000,  $2,007,000 and $2,860,000 for the years ended December 31, 2015, 2014 and 2013, respectively, to present the Mid-Continent and Bakken Business’s operations as discontinued operations.

We amortize intangible assets over their estimated benefit period on a straight-line basis.

The estimated future amortization expense for amortizable intangible assets to be recognized is as follows (in thousands):

2016	$16,163
2017	15,754
2018	15,484
2019	13,499
2020	10,790
Thereafter	62,742
Total	$134,432

Goodwill activity in 2014 and 2015 consists of the following:

		Refined
	Crude oil	products	NGL
	pipelines and	terminals and	distribution
	storage	storage	and sales	Total
	(in thousands)
Balance at January 1, 2014	$150,268	$61,163	$31,335	$242,766
Disposals	(1,984)	—	—	(1,984)
Balance at December 31, 2014	148,284	61,163	31,335	240,782
Goodwill acquired during the year	—	—	5,806	5,806
Goodwill impairment	(23,574)	—	(6,322)	(29,896)
Balance at December 31, 2015	$124,710	$61,163	$30,819	$216,692

 We recorded a goodwill impairment charge of $29,896,000 during the year ended December 31, 2015 related to our Crude Oil Supply and Logistics and JP Liquids reporting units. Additionally, in connection with the sale of the Mid-Continent Business, we recorded a goodwill impairment charge of $7,939,000 during the year ended December 31, 2015 which is classified in net loss from discontinuing operations in the consolidated statements of operations.

 During the year ended December 31, 2014, we recorded a decrease in goodwill of $1,984,000 related to the sale of the Bakken Business.

9. Accrued Liabilities

Accrued liabilities are comprised of the following as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Taxes payable	$1,204	$1,915
Accrued payroll and employee benefits	4,756	8,148
Accrued professional fees	696	462
Royalties payable	4,163	4,281
Short-term derivative liabilities	358	10,157
Other	4,083	4,008
Total accrued liabilities	$15,260	$28,971

10. Capital Leases and Other Short-Term Debt

Capital Leases. We have certain leases for buildings, transportation equipment and office equipment, which are accounted for as capital leases. The leases mature between 2016 and 2021. Assets under capital lease are recorded within property, plant and equipment, net in the consolidated balance sheets. The following is a summary of assets held under such agreements.

	December 31,
	2015	2014
	(in thousands)
Buildings and improvements	$16	$138
Transportation equipment	167	261
Office furniture and equipment	133	129
Other equipment	35	49
	351	577
Less: Accumulated depreciation	(197)	(254)
Assets under capital lease, net	$154	$323

Scheduled repayments of capital lease obligations are as follows (in thousands):

Years ending December 31,
2016	$153
2017	116
2018	40
2019	31
2020	22
Thereafter	11
373
Less: amounts representing interest	(137)
Total obligations under capital leases	236
Less: current portion	(107)
Long-term capital lease obligation	$129

The long term capital lease obligation is included within other long-term liabilities in the consolidated balance sheets.

Other Short-Term Debt. In addition, we had $91,000 bank overdrafts outstanding as of December 31, 2014.

We financed a portion of our annual insurance premium in 2013. During the year ended December 31, 2014, we repaid the outstanding balance under this arrangement of $49,000. We no longer finance our insurance premiums.

11. Long-Term Debt

Long-term debt consists of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014

	(in thousands)
Bank of America revolving loan	$162,000	$83,000
HBH note payable	1,077	1,277
Non-compete notes payable	117	231
Total long-term debt	$163,194	$84,508
Less: Current maturities	(454)	(383)
Total long-term debt, net of current maturities	$162,740	$84,125

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

Borrowings under the BOA Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate of Bank of America, and (3) LIBOR, subject to certain adjustments, plus 1.00% or (b) LIBOR, in each case plus an applicable rate. The applicable rate is (a) 1.25% for prime rate borrowings and 2.25% for LIBOR borrowings. The commitment fee is subject to an adjustment each quarter based on (i) prior to the IPO, the Consolidated Total Leverage Ratio, as defined in the BOA Credit Agreement and (ii) on or after the IPO, the Consolidated Net Total Leverage Ratio, as defined in the BOA Credit Agreement.

As of December 31, 2015, the unused balance of the BOA Credit Agreement was $86,870,000. Issued and outstanding letters of credit, which reduced available borrowings under the BOA Credit Agreement, totaled $26,130,000 at December 31, 2015. We are required to pay a commitment fee on the unused commitments under the BOA Credit Agreement, which initially is 0.50% per annum. The commitment fee is subject to adjustment each quarter based on (i) prior to the IPO, the Consolidated Total Leverage Ratio, as defined in the BOA Credit Agreement and (ii) on or after the IPO, the Consolidated Net Total Leverage Ratio, as defined in the BOA Credit Agreement.

The BOA Credit Agreement contains various restrictive covenants and compliance requirements including:

Prior to the IPO

•Maintenance of certain financial covenants including a consolidated total leverage ratio of not more than 4.50 to 1.00 prior to the issuance of certain unsecured notes (which will be increased to 4.75 to 1.00 for certain measurement periods following the consummation of certain acquisitions), a consolidated total leverage ratio of not more than 4.75 to 1.00 from and after the issuance of certain unsecured notes, a consolidated senior secured leverage ratio of not more than 3.00 to 1.00 from and after the issuance of certain unsecured notes, a consolidated working capital (as defined in the BOA Credit Agreement) of not less than $15,000,000 and a consolidated interest coverage ratio of not less than 2.50 to 1.00.

•Financial statement reporting requirements, including quarterly unaudited financial statement reporting and annual audited financial statement reporting.

•Restrictions on cash distributions, including cash distributions to holders of equity units, unless certain leverage and coverage ratios are maintained before and after the cash distribution.

After the IPO

•Maintenance of certain financial covenants including a consolidated net total leverage ratio of not more than 4.50 to 1.00 prior to the issuance of certain unsecured notes, a consolidated net total leverage ratio of not more than 5.00 to 1.00 from and after the issuance of certain unsecured notes, a consolidated senior secured net leverage ratio of not more than 3:50 to 1:00 from and after the issuance of certain unsecured notes, available liquidity (as defined in the BOA Credit Agreement) of not less than $25,000,000 and a consolidated interest coverage ratio of not less than 2.50 to 1.00.

•Financial statement reporting requirements, including quarterly unaudited financial statement reporting and annual audited financial statement reporting.

•Restrictions on cash distributions, including cash distributions to holders of equity units, unless certain leverage and coverage ratios are maintained before and after the cash distribution.

Beginning in March 2015, we were inadvertently not in full compliance with previously existing restrictions under our revolving credit facility due to our engaging in certain financial swap contracts with a lender in our revolving credit facility. Such noncompliance was waived pursuant to Amendment No. 4. The financial swap contracts were executed as a part of our normal course hedging practices in compliance with our risk management policy and are now permitted under the terms of Amendment No. 4. Prior to February 23, 2016, our revolving credit facility contained a covenant requiring our consolidated working capital, as defined in the credit agreement, to be not less than $15,000,000. We were not in compliance with the consolidated working capital covenant as of December 31, 2015, which noncompliance was waived and which covenant was removed and the available liquidity covenant was added pursuant to Amendment No. 5.

HBH Note Payable.  We issued a $2,012,500 non-interest bearing promissory note in conjunction with the acquisition of HBH on November 15, 2011. The carrying value of this note is $1,077,000 and $1,277,000 as of December 31, 2015 and December 31, 2014, respectively, which is based on an interest rate of 5.0%. This balance is payable every January and July through December 31, 2016 based on the number of meter connections above a threshold. The minimum amount due is $2,012,500. The final remaining balance on this loan is due in full on December 31, 2016. Accretion expense, included as a component of interest expense, totaled $55,000,  $66,000 and $69,000 for the 2015, 2014 and 2013, respectively. The fair value measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs.

Non-Compete Notes Payable.  As part of the acquisition of Heritage Propane Express, LLC (“HPX”) in June 2012, we acquired several promissory notes, which were issued prior to acquisition by HPX as consideration for several non-compete agreements unrelated to the acquisition transaction. Each of the agreements has a five year term and is non-interest bearing. The fair value of the agreements is $117,000 and $231,000 at December 31, 2015 and December 31, 2014, respectively, which is based on an effective imputed interest rate of 3.5%.

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

On February 12, 2014, the outstanding balance on the F&M Loans of $4,135,000 was paid in full with the proceeds from the BOA Credit Agreement.

Reynolds Note Payable.  We issued a $645,000 non-interest bearing promissory note as partial consideration for the acquisition of Reynolds Brother Propane on May 1, 2012. The note was payable in two installments of $295,000 and $350,000 at the first and second anniversary of the acquisition closing date (i.e. May 1, 2013 and May 1, 2014), respectively. On May 1, 2014, we repaid the promissory note in full.

Related Party Note Payable. On November 5, 2013, we issued a $1,000,000 promissory note to JP Development for working capital requirements. The note was to mature on November 5, 2016 and bore interest at 4.75%. On March 20, 2014, we repaid the promissory note in full.

Scheduled principal repayments of long-term debt for each of the next five years ending December 31 and thereafter are as follows (in thousands):

2016	$454
2017	740
2018	—
2019	162,000
2020	—
Thereafter	—
Total	$163,194

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

In the first quarter of 2015, we entered into several long-term fixed price forward sale contracts related to certain barrels of crude oil we had on hand as of December 31, 2014, effectively locking these barrels at higher future sales prices in future periods.  These forward sale contracts are intended to mitigate the effect of the decline in crude oil prices, but do not qualify for NPNS accounting under GAAP, because we normally buy and sell crude oil inventory either within the same month or in the following month. As a result, these longer than normal term forward sale contracts were given mark-to-market accounting treatment. As these forward sale contracts relate to the marketing assets in our Mid-Continent Business (see Note 3), the fair values of the forward contracts have been classified as held for sale in the consolidated balance sheets.  As of December 31, 2015, the fair value of the Mid-Continent forward contracts is $630,000 and is included in current liabilities of discontinued operations held for sale in the consolidated balance sheets.

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

The following table summarizes the net notional volume buy (sell) of our outstanding commodity-related derivatives, excluding those derivatives that qualified for the NPNS exception as of December 31, 2015 and 2014, none of which were designated as hedges for accounting purposes.

	December 31, 2015		December 31, 2014
	Notional Volume	Maturity	Notional Volume	Maturity
Fixed Price Swaps :
Propane (Gallons)	8,614,631	Jan 2016 - July 2017	27,958,302	Jan 2015 - Dec 2016
Crude Oil (Barrels)	(93,000)	Jan 2016	—	—

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our revolving credit facilities. We entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of our debt with a variable-rate component. These swaps changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that was swapped.  As of December 31, 2014, our outstanding interest rate swap contracts contained a notional amount of $75,000,000.  Our interest rate swap agreements expired in July and September 2015.

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

Fair Value of Derivative Instruments. We measure derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize indirectly observable (“level 2”) inputs, including contractual terms, commodity prices, interest rates and yield curves observable at commonly quoted intervals. None of our derivative contracts are designated as hedging instruments. The following table summarizes the fair values of our derivative contracts included in the consolidated balance sheets as of December 31, 2015 and 2014.

		Asset Derivatives		Liability Derivatives
		December 31,	December 31,	December 31,	December 31,
	Balance Sheet Location	2015	2014	2015	2014

		(in thousands)
Commodity swaps	Prepaid expenses and other current assets	$92	$—	$—	$—
Commodity swaps	Accrued liabilities	—	—	(450)	(8,941)
Commodity swaps	Other long-term liabilities	—	—	(24)	(3,251)
Interest rate swaps	Accrued Liabilities	—	—	—	(158)

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset in the consolidated balance sheet as of December 31, 2015 that are subject to enforceable master netting arrangements.

	As of December 31, 2015
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented in the Balance Sheet	Financial Collateral	Net Amount

	(in thousands)
Derivative Assets:
Derivative contracts - current	$92	$(92)	$—	$—	$—
Derivative contracts - noncurrent	—	—	—	—	—
Derivative Liabilities:
Derivative contracts - current	$450	$(92)	$358	$—	$358
Derivative contracts - noncurrent	24	—	24	—	24

As of December 31, 2014, the fair value of our recognized current and non-current derivative assets and liabilities presented on a gross basis equaled the presentation on a net basis.

The following tables summarize the amounts recognized with respect to our derivative instruments within the consolidated statements of operations.

	Location of Gain (Loss) Recognized in	Amount of Gain/(Loss) Recognized in Income on Derivatives
	Income on Derivatives	December 31, 2015	December 31, 2014	December 31, 2013
		(in thousands)
Commodity derivatives (swaps)	Cost of sales	(3,056)	(13,762)	902
Interest rate swaps	Interest expense	(27)	(227)	(168)

For the year ended December 31, 2015, we recognized $1,962,000 in total losses with respect to derivative instruments related to the Mid-Continent business which have been included in amounts classified as discontinued operations in the consolidated statements of operations.

In the consolidated statements of cash flows, the effects of settlements of derivative instruments are classified as operating activities, consistent with the related transactions.

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

Common Units. Throughout 2013, we issued an aggregate of 88,114 Class C Common Units to JP Development for total net proceeds of $3,128,000.

On February 12, 2014, we issued 363,636 Class A Common Units to Lonestar for total net proceeds of $8,000,000.

With the exception of the distribution of proceeds upon a “Change of Control Event” as described in the Partnership Agreement, all Class A Common Units, Class B Common Units, and Class C Common Units (collectively, the “Existing Common Units”) had the same terms and conditions.

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

On May 8, 2015, in connection with the Southern acquisition, we issued 266,951 common units valued at $3,442,000.

Subordinated Units. Our Amended Partnership Agreement provides that, during the subordination period, the common units will have the right to receive distributions of available cash, defined below, each quarter in an amount equal to $0.3250 per common unit, which amount is defined in our Amended Partnership Agreement as the minimum quarterly distribution (“MQD”), plus any arrearages in the payment of the MQD on the common units from prior quarters, before any distributions of available cash may be made on the subordinated units. These units are deemed "subordinated" because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the MQD plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the common units. The subordination period will end, and the subordinated units will convert to common units, on a one-for-one basis, when certain distribution milestones described in the Amended Partnership Agreement have been met.

Available Cash.  Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•less, the amount of cash reserves established by our general partner to:

•provide for the proper conduct of our business (including reserves for our future capital expenditures and anticipated future debt service requirements);

•comply with applicable law, any of our debt instruments or other agreements; or

•provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

•plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

General Partner Interest and IDRs. As of December 31, 2013, the General Partner had 45 general partner units. On October 7, 2014, subsequent to the closing of the IPO, the 45 general partner units were recharacterized as a non-economic general partners interest in us.

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

If for any quarter:

•we have distributed available cash from operating surplus to the common unitholders and subordinated unitholders in an amount equal to the minimum quarterly distribution; and

•we have distributed available cash from operating surplus on outstanding common units in an amount necessary to eliminate any cumulative arrearages in payment of the minimum quarterly distribution;

•then, we will distribute any additional available cash from operating surplus for that quarter among the unitholders and our general partner in the following manner:

•first,  100.0% to all unitholders, pro rata, until each unitholder receives a total of $0.37375 per unit for that quarter (the "first target distribution");

•second,  85.0% to all unitholders, pro rata, and 15.0% to our general partner (in its capacity as the holder of our incentive distribution rights), until each unitholder receives a total of $0.40625 per unit for that quarter (the "second target distribution");

•third,  75.0% to all unitholders, pro rata, and 25.0% to our general partner (in its capacity as the holder of our incentive distribution rights), until each unitholder receives a total of $0.4875 per unit for that quarter (the “third target distribution”); and

•thereafter,  50.0% to all unitholders, pro rata, and 50.0% to our general partner (in its capacity as the holder of our incentive distribution rights).

Distributions. Prior to our IPO, our Partnership Agreement required that, within 60 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by the General Partner. In connection with the IPO, we entered into the Amended Partnership Agreement, which requires that, within 45 days after the end of each quarter, beginning with the quarter ending December 31, 2014, we distribute all of our available cash to unitholders of record on the applicable record date, subject to certain terms and conditions. During the year ended December 31, 2014, we did not make any cash distributions.  During the years ended December 31, 2015 and 2013, we made the following cash distributions per unit:

	Cash Distribution
Distribution Date	(per unit)
February 2013	$0.5000
July 2013	0.5000
August 2013	0.5000
February 2015	0.3038	(1)
May 2015	0.3250
August 2015	0.3250
November 2015	0.3250

(1)	Represents a prorated amount of our minimum quarterly distribution of $0.325 per common unit, based on the number of days between the closing of the IPO on October 7, 2014 and December 31, 2014.

We paid a cash distribution of $0.325 per common unit and subordinate unit on February 12, 2016.

Valuation of Units.  Prior to our IPO, fair value of the Class B and Class C common units was estimated based on enterprise value calculated using the discounted cash flow method (Level 3). Material unobservable inputs used to estimate the fair value include weighted average cost of capital (“WACC”) and market multiple used in calculating the terminal value.  The following table presents the inputs used on each major valuation date during 2013:

	December 31, 2013				April 19, 2013
WACC	10.71%	-	11.21%		9.41%	-	9.91%
Market multiple	12.05	-	12.55	times	10.5	-	11	times

14. Unit-Based Compensation

Long-Term Incentive Plan and Phantom Units.  The 2014 Long-Term Incentive Plan (“LTIP”) for our employees, directors and consultants authorizes grants of up to 3,642,700 common units in the aggregate.  Our phantom units issued under our LTIP are primarily composed of two types of grants: (1) service condition grants with vesting over three years in equal annual installments; and (2) service condition grants with cliff vesting on April 1, 2018. Distributions related to these unvested phantom units are paid concurrent with our distribution for common units. The fair value of our phantom units issued under our LTIP is determined by utilizing the market value of our common units on the respective grant date.

The following table presents phantom units activity for the year ended December 31, 2015:

Phantom Units	Units	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the period	—	$—
Service condition grants	497,479	12.84
Vested service condition	(8,250)	12.90
Forfeited service condition	(96,809)	12.26
Outstanding at the end of period	392,420	12.99

Total unit-based compensation expense related to our phantom units was $849,000 for the year ended December 31, 2015 which was recorded in general and administrative expense in the consolidated statement of operations.

We expect to recognize $2.5 million of compensation expense related to non-vested phantom units over a weighted average period of 1.6 years. We have estimated a weighted average forfeiture rate of 41% in calculating the unit-based compensation expense.

Restricted (Non-Vested) Common and Subordinated Units.  Prior to the completion of our IPO on October 7, 2014, from time to time, we granted service condition restricted class B common units to certain key employees. Such service condition restricted common units require the recipients’ continuous employment with us and vest, according to the vesting schedule in each respective grant agreement, over certain periods, typically three to five years.

Pursuant to certain employment agreements, as amended, between us and certain employees, we were obligated to grant restricted Class B common units to those employees upon their achievement of certain agreed-upon performance goals that were measured by different milestones. Different milestone achievements caused different amounts of restricted Class B common units to be awarded. The maximum amount of the restricted Class B common units that could have been issued pursuant to these employment agreements, as amended, was 100,000 units. Prior to year ended December 31, 2013, 75,000 restricted Class B common units were issued as a result of the employees’ achievement of certain milestones and the unit-based compensation expense related to these units have been fully recorded as general and administrative expenses in respective historical periods.  With respect to the remaining 25,000 restricted Class B common units to be issued, we estimated the probable number of years for the performance goals to be achieved and have recognized the related unit-based compensation expense over the estimated number of years.  During the second quarter of 2015, each employee terminated their employment with us prior to one employee achieving their performance goal related to the remaining 25,000 restricted Class B common units.  As a result, we reversed previously recognized unit-based compensation expense of $297,000.

Fair value of the restricted class B common units equaled the fair value of our common unit at the respective grant dates. We estimate the fair value of our common unit by dividing the estimated total equity value by the number of outstanding units. Estimated total equity value was determined using the income approach of discounting the estimated future cash flow to its present value.

Immediately prior to the IPO, each of our Class B common unit was split into approximately 0.89 common unit, then approximately 80.3% of the common unit was converted into subordinate unit and the remaining 19.7% was converted into common unit.

During the years ended December 31, 2015, 2014 and 2013, unit-based compensation expense of $460,000,  $1,789,000 and $948,000, respectively, was recorded in general and administrative expense in the consolidated statements of operations related to these restricted units.

The following table presents restricted (non-vested) common, subordinated and class B common units during the years ended December 31, 2015, 2014 and 2013:

2015
	Common Units		Subordinated Units
Restricted (Non‑Vested) Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the period	31,012	$24.36	126,553	$24.36
Vested - service condition	(10,512)	25.37	(42,898)	25.37
Forfeited - service condition	(14,076)	22.89	(57,439)	22.89
Outstanding at the end of period	6,424	25.91	26,216	25.91

2014
	Class B Common Units		Common Units		Subordinated Units
Restricted (Non‑Vested) Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the period	177,867	$25.58	—	$—	—	$—
Granted - service condition	90,000	19.64	—	—	—	—
Granted - performance condition	—	—	—	—	—	—
Vested - service condition	(63,698)	24.21	—	—	—	—
Vested - performance condition	—	—	—	—	—	—
Forfeited - service condition	(6,667)	34.91	—	—	—	—
Forfeited - performance condition	—	—	—	—	—	—
Conversion upon IPO	(197,502)	23.00	34,603	25.84	141,211	25.84
Granted - service condition	—	—	—	—	—	—
Granted - performance condition	—	—	—	—	—	—
Vested - service condition	—	—	(876)	36.75	(3,576)	36.75
Vested - performance condition	—	—	—	—	—	—
Forfeited - service condition	—	—	(2,715)	39.22	(11,082)	39.22
Forfeited - performance condition	—	—	—	—	—	—
Outstanding at the end of period	—	—	31,012	24.36	126,553	24.36

8
2013
Restricted (Non-Vested) Common Units	Units	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the period	143,000	$20.32
Granted - service condition	68,500	34.91
Granted - performance condition	—	—
Vested - service condition	(23,633)	23.37
Vested - performance condition	—	—
Forfeited - service condition	(10,000)	19.51
Forfeited - performance condition	—	—
Outstanding at the end of period	177,867	25.58

We make distributions to non-vested restricted units on a 1:1 ratio with the per unit distributions paid to common units. Upon the vesting of the restricted units, we intend to settle these obligations with common units. Accordingly, we expect to recognize an aggregate of $561,000 of compensation expense related to non-vested restricted units over a weighted average period of 1.42 years.

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

Liabilities are recorded when environmental assessments and/or clean- ups are probable, and the costs can be reasonably estimated. As of December 31, 2015 and 2014, we had no significant environmental matters.

Refined Products Terminals. In the third quarter of 2014, we discovered that certain elements of the product measurement and quality control at our refined products terminal in North Little Rock, Arkansas were not in compliance with industry standards and certain regulations. As a result, the terminal could under-deliver refined products to our customers and, consequently, recognize excess gains on refined products generated through the terminal’s normal terminal and storage process. We recognize revenues for refined product gains as the products are sold at the terminal based on current market prices. We have undertaken procedures to improve and remediate our measurement and quality control processes to be in compliance with industry standards and regulations, and have discussed this matter with our customers and have returned a certain amount of refined products to the majority of our customers. Because there are numerous elements inherent in the product measurement process that could affect the amount of refined product gains generated at the terminal, it is not practicable for us to accurately quantify this amount or the discrete period of refined product gains previously recognized that were caused by these specific issues. However, using available operational data and certain management assumptions, we have reasonably estimated the volume of refined products to be returned to our customers of approximately 24,000 barrels. During 2014, we returned approximately 20,900 barrels to our customers, which amounts to a value of $2,092,000. As of December 31, 2014, we had approximately 3,100 barrels remaining that were due to our customers, at an estimated value of $167,000. Accordingly, we recorded a $2,259,000 charge to operating expense in the consolidated statement of operations for the year ended December 31, 2014. We completed the final settlement of the under-delivered product volumes in the third quarter of 2015, which resulted in a charge to operating expenses of $172,000 in the year ended December 31, 2015.

Asset retirement obligations (ARO).  We have contractual obligations to perform dismantlement and removal activities in the event that some assets, such as storage tanks, are abandoned. These obligations include varying levels of activity including completely removing the assets and returning the land to its original state. We have determined that the settlement dates related to the retirement obligations are indeterminate. The assets with indeterminate settlement dates have either been in existence for many years or are relatively new assets and with regular maintenance will continue to be in service for many years to come. In addition, it is not possible to predict when demand for the service will cease, and we do not believe that such demand will cease for the foreseeable future. Accordingly, the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, we cannot reasonably estimate the fair value of the associated ARO’s and therefore, no ARO liability is recorded as of December 31, 2015 and 2014. Additionally, many of these assets could be re-deployed for a similar use. We will continue to monitor these assets and if sufficient information becomes available for us to reasonably determine the settlement dates, an ARO will be recorded for these assets in the relevant periods.

Operating Leases.  We leases various buildings, land, storage facilities, transportation vehicles and office equipment under operating leases. Certain of the leases contain renewal and purchase options. Our aggregate rental expense for such leases was $5,741,000,  $4,806,000 and $3,299,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, we assumed a land lease in the acquisition of Parnon Storage, LLC on August 3, 2012. Equal payments of $10,000 are due each month over the remaining 42 year lease period with no implied interest rate noted in the lease agreement.

Minimum future payments under non-cancelable operating leases as of December 31, 2015 and thereafter are as follows (in thousands):

2016	$5,116
2017	4,331
2018	3,776
2019	2,383
2020	718
Thereafter	4,877
$21,201

16. Reportable Segments

In the fourth quarter of 2015, we reorganized our business segments to match the change in our internal organization and management structure.  The segment changes reflect the focus of our chief operating decision maker (“CODM”) and how performance of operations is evaluated and resources are allocated.  Therefore, the results of our formerly reported crude oil supply and logistics segment have been combined into our crude oil pipelines and storage segment.  As a result of the reorganization, our operations currently consist of three business segments: (i) crude oil pipelines and storage, (ii) refined products terminals and storage and (iii) NGL distribution and sales.  Accordingly, we have restated the items of segment information for the years ended December 31, 2014 and 2013 to reflect this new segment adjustment.

Our operations are located in the United States and are organized into three reportable segments: crude oil pipelines and storage; refined products terminals and storage; and NGL distribution and sales.

Crude oil pipelines and storage.  The crude oil pipelines and storage segment consists of a crude oil pipeline operation and a crude oil storage facility. The crude oil pipeline operates in the Permian Basin and consists of approximately 148 miles of high-pressure steel pipeline with throughput capacity of approximately 130,000 barrels per day and a related system of truck terminals, LACT bay facilities, crude oil receipt points and crude oil storage facilities with an aggregate of 140,000 barrels of storage capacity.  We also operate a crude oil storage facility that has an aggregate storage capacity of approximately 3,000,000 barrels in Cushing, Oklahoma.

The crude oil pipelines and storage segment also consists of crude oil supply activities and a fleet of crude oil gathering and transportation trucks. We conduct crude oil supply activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. We also own a fleet of crude oil gathering and transportation trucks operating in and around highly prolific drilling areas such as the Eagle Ford shale and the Permian Basin. As described in Note 3, the disposition of the Mid-Continent Business and Bakken Business impacts the crude oil pipelines and storage segment, as the results of those operations are now presented within discontinued operations and excluded from the segment information tables. Accordingly, we have recast the segment information.

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

NGL distribution and sales.  The NGL distribution and sales segment consists of three businesses: (i) portable cylinder tank exchange (ii) sales of NGLs through our retail, commercial and wholesale distribution business and (iii) NGL gathering and transportation business. Currently, the cylinder exchange network covers 48 states through a network of approximately 21,000 locations, which includes grocery chains, pharmacies, convenience stores and hardware stores. Additionally, in seven states in the southwest region of the U.S., we sell NGLs to retailers, wholesalers, industrial end-users and commercial and residential customers. We also own a fleet of NGL gathering and transportation operations trucks operating in the Eagle Ford shale and the Permian Basin.

Corporate and other. Corporate and other includes general partnership expenses associated with managing all of our reportable segments.

Our CODM evaluates the segments’ operating performance based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus (minus) interest expense (income), income tax expense (benefit), depreciation and amortization expense, asset impairments, (gains) losses on asset sales, certain non-cash charges such as non-cash equity compensation, non-cash vacation expense, non-cash (gains) losses on commodity derivative contracts (total (gain) loss on commodity derivatives less net cash flow associated with commodity derivatives settled during the period), and selected (gains) charges and transaction costs that are unusual or non-recurring.

The following tables reflect certain financial data for each reportable segment for the years ended December 31, 2015, 2014 and 2013.

	Year ended December 31,
	2015	2014	2013

	(in thousands)
External Revenues:
Crude oil pipelines and storage	$480,527	$495,971	$186,993
Refined products terminals and storage	23,227	23,287	24,011
NGL distribution and sales	176,831	206,896	179,865
Total revenues	$680,585	$726,154	$390,869

Cost of Sales, excluding depreciation and amortization:
Crude oil pipelines and storage	$445,027	$459,183	$167,744
Refined products terminals and storage	8,649	6,453	4,683
NGL distribution and sales	76,618	126,686	105,488
Amounts not included in segment Adjusted EBITDA	(2,818)	13,360	(1,111)
Total cost of sales, excluding depreciation and amortization	$527,476	$605,682	$276,804

Operating Expenses:
Crude oil pipelines and storage	$9,238	$7,928	$7,405
Refined products terminals and storage	2,980	4,602	2,464
NGL distribution and sales	57,200	52,109	47,307
Amounts not included in segment Adjusted EBITDA	(41)	945	552
Total operating expenses	$69,377	$65,584	$57,728

Depreciation and Amortization:
Crude oil pipelines and storage	$20,356	$17,240	$10,335
Refined products terminals and storage	6,830	5,911	6,162
NGLs distribution and sales	18,628	16,163	13,981
Corporate and other	1,038	916	509
Total depreciation and amortization	$46,852	$40,230	$30,987

Adjusted EBITDA:
Crude oil pipelines and storage	$23,119	$25,339	$9,479
Refined products terminals and storage	10,867	10,723	16,100
NGL distribution and sales	30,896	15,511	15,518
Total adjusted EBITDA from reportable segments	$64,882	$51,573	$41,097

Capital Expenditures:
Crude oil pipelines and storage	$42,919	$36,691	$4,410
Refined products terminals and storage	8,002	2,489	4,482
NGLs distribution and sales	18,587	16,557	16,009
Corporate and other	1,503	1,141	1,927
Total capital expenditures	$71,011	$56,878	$26,828

A reconciliation of Adjusted EBITDA to net loss from continuing operations is included in the table below.

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Total adjusted EBITDA from reportable segments	$64,882	$51,573	$41,097
Other expenses not allocated to reportable segments	(19,226)	(24,924)	(27,396)
Depreciation and amortization	(46,852)	(40,230)	(30,987)
Goodwill impairment	(29,896)	—	—
Interest expense	(5,375)	(8,981)	(8,245)
Loss on extinguishment of debt	—	(1,634)	—
Income tax expense	(754)	(300)	(208)
Loss on disposal of assets, net	(909)	(1,137)	(1,492)
Unit-based compensation	(1,217)	(1,658)	(790)
Total loss on commodity derivatives	(3,057)	(13,762)	902
Net cash payments for commodity derivatives settled during the period	14,821	1,071	209
Early settlement of commodity derivatives (1)	(8,745)	—	—
Corporate overhead support from general partner (2)	(5,500)	—	—
Transaction costs and other	(1,877)	(3,766)	(1,286)
Net loss from continuing operations	$(43,705)	$(43,748)	$(28,196)

(1)	Due to its non-recurring nature, we excluded this transaction in calculating Adjusted EBITDA.

(2)	Represents expenses incurred by us that were absorbed by our general partner and not passed through to us.

Total assets from our reportable segments as of December 31 were as follows:

	December 31,	December 31,
	2015	2014
	(in thousands)
Crude oil pipelines and storage	$408,304	$451,518
Refined products terminals and storage	131,931	131,923
NGL distribution and sales	173,558	170,904
Corporate and other	12,092	21,958
Discontinued operations held for sale	9,374	36,870
Total assets	$735,259	$813,173

17. Related Parties

We perform certain management services for JP Development. We receive a monthly fee of $50,000 for these services. The monthly fee reduced general and administrative expenses in the consolidated statements of operations by $600,000 for the years ended December 31, 2015, 2014 and 2013, respectively. In the year ended December 31, 2015, we also performed certain additional services for which we received $228,000.

JP Development had a pipeline transportation business that provides crude oil pipeline transportation services to our discontinued Mid-Continent Business. As a result of utilizing JP Development’s pipeline transportation services during the years ended December 31, 2015, 2014 and 2013, we incurred pipeline tariff fees of $6,023,000, $8,875,000 and $8,514,000, respectively, which have been included in net loss from discontinued operations in the consolidated statements of operations. Such amounts were not settled in cash during the years ended December 31, 2013, rather, they were treated as deemed contributions/distributions from/to JP Development, as discussed in Note 1. As of December 31, 2015 and 2014, we had a net receivable from JP Development of $7,933,000 and $7,968,000, primarily as the result of the prepayments made in 2014 for the crude oil pipeline transportation services to be provided by JP Development. We recovered these amounts in full on February 1, 2016.

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

As discussed in Note 13, throughout 2013, we issued 88,114 Class C Common Units to JP Development for total net proceeds of $3,128,000.

As discussed in Note 3, on February 1, 2016, we sold certain trucking and marketing assets in the Mid-Continent area to JP Development in connection with JP Development’s sale of its GSPP pipeline assets to a third party.

As discussed in Note 13, on February 12, 2014, we issued 363,636 Class A Common Units to Lonestar for total net proceeds of $8,000,000 and on March 28, 2014, we issued 1,818,182 Series D Preferred Units to Lonestar for proceeds of $40,000,000. On October 7, 2014, we paid $42,436,000 from proceeds related to our IPO to redeem all then outstanding Series D Preferred Units.

As a result of the acquisition of our North Little Rock, Arkansas refined product terminal in November 2012, Truman Arnold Companies (‘TAC”) owns common and subordinated units in us. In addition, Mr. Greg Arnold, President and CEO of TAC, is also one of our directors and owns a 5% equity interest in our general partner. Our refined products terminals and storage segment sold refined products to TAC during 2014 and 2013. For the years ended December 31, 2014 and 2013, our revenue from TAC was $8,952,000, and $14,473,000, respectively.

Our NGL distribution and sales segment also purchases refined products from TAC. In 2015 and 2014, we paid $1,124,000 and $1,964,000 for refined product purchases from TAC, which is included in cost of sales in the consolidated statements of operations. As of December 31, 2015 and 2014, we had amounts due from TAC of $40,000 and $38,000, respectively, which is included in receivables from related parties in the consolidated balance sheets.

Through April of 2015 and during all of 2014 and 2013, we entered into transactions with CAMS Bluewire, an entity in which Arclight holds a non-controlling interest. CAMS Bluewire provides IT support for us. For the years ended December 31, 2015, 2014 and 2013, we paid $132,000,  $422,000 and $691,000, respectively for IT support and consulting services, and for purchases of IT equipment, which are included in operating expenses, general and administrative expenses and property plant and equipment in the consolidated statements of operations and the consolidated balance sheets. The total amount due to CAMS Bluewire as of December 31, 2014 was $32,000.

During the third quarter of 2014, we began performing certain management services for Republic Midstream, LLC (“Republic”), an entity owned by ArcLight. We charge a monthly fee of approximately $58,000 for these services. In December 2015, this monthly fee increased to approximately $75,000. The monthly fee reduced general and administrative expenses in the consolidated statements of operations by $712,000 and $297,000 for the years ended December 31, 2015 and 2014, respectively. During the second quarter of 2015, we began performing crude transportation and marketing services for Republic. We charged $3,049,000 for the year ended December 31, 2015, for these services which is included in gathering, transportation and storage fees – related parties and crude oil sales – related parties on the consolidated statements of operations. As of December 31, 2015 and 2014, we had a receivable balance due from Republic of $646,000 and $297,000, respectively, which is included in receivables from related parties in the consolidated balance sheets.

In the first quarter of 2015, certain executive bonuses related to the year ended December 31, 2014 were paid on our behalf by ArcLight. In addition, ArcLight reimbursed us for expenses we incurred for the year ended December 31, 2015. The total amounts paid on our behalf or reimbursed to us were $2,568,000 for the year ended December 31, 2015, and were treated as deemed contributions from ArcLight. In addition, during the year ended December 31, 2015, our general partner agreed to absorb $5,500,000 of corporate overhead expenses incurred by us and not pass such expense through to us.

Beginning July 2013, we have no employees. The employees supporting our operations are employees of GP II, and as such, we fund GP II for payroll and other payroll-related expenses we incur. As of December 31, 2015 and 2014, we had a receivable balance due from GP II of $4,000 and $2,205,000, respectively, as a result of the timing of payroll funding, which is included in receivables from related parties in the consolidated balance sheet.

18.  Selected Quarterly Financial Data (unaudited)

Selected financial data by quarter is set forth in the table below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit data)
2015
Total revenue	$173,291	$199,448	$154,641	$153,205
Operating income (loss)	2,185	(4,204)	(5,877)	(31,412)
Income (loss) from continuing operations	1,072	(5,479)	(7,201)	(32,097)
Income (loss) from discontinued operations	(407)	542	(1,247)	(13,839)
Net income (loss)	665	(4,937)	(8,448)	(45,936)
Basic and diluted income (loss) from continuing operations per common unit	0.03	(0.15)	(0.19)	(0.88)
Basic and diluted income (loss) from continuing operations per subordinated unit	0.03	(0.15)	(0.20)	(0.88)
Basic and diluted income (loss) per common unit	0.02	(0.13)	(0.23)	(1.26)
Basic and diluted income (loss) per subordinated unit	0.02	(0.14)	(0.23)	(1.26)

2014
Total revenue	$130,958	$175,008	$213,922	$206,266
Operating loss	(3,773)	(8,540)	(4,413)	(16,115)
Loss from continuing operations	(8,475)	(10,738)	(6,410)	(18,125)
Income (loss) from discontinued operations	(113)	(9,471)	800	(491)
Net loss	(8,588)	(20,209)	(5,610)	(18,616)
Basic and diluted loss from continuing operations per common and subordinated unit	—	—	—	(0.52)
Basic and diluted loss per common and subordinated unit	—	—	—	(0.51)

Index to Exhibits

Exhibit Number	Description
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

10.9	Amendment No. 4 to Credit Agreement dated as of November 6, 2015 (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015).

10.10*	Amendment No. 5 to Credit Agreement dated February 23, 2016.

Exhibit Number	Description
10.11***	Employment Agreement of Simon Chen dated as of October 21, 2015.

21.1*	List of Subsidiaries of JP Energy Partners LP.

23.1*	Consent of Pricewaterhouse Coopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed Herewith

** Management contract or compensatory plan or arrangement

*** Management contract or compensatory plan or arrangement filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JP Energy Partners LP

	By:	JP Energy GP II LLC, its general partner

Date: February 29, 2016	By:	/s/ J. Patrick Barley
J. Patrick Barley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Patrick Barley	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
J. Patrick Barley		February 29, 2016

/s/ Patrick J. Welch	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
Patrick J. Welch		February 29, 2016

/s/ Shiming Chen	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 29, 2016
Shiming Chen

/s/ Greg Arnold	Director	February 29, 2016
Greg Arnold

/s/ John F. Erhard	Director	February 29, 2016
John F. Erhard

/s/ Daniel R. Revers	Director	February 29, 2016
Daniel R. Revers

/s/ Evan M. Schwartz	Director	February 29, 2016
Evan M. Schwartz

/s/ Josh L. Sherman	Director	February 29, 2016
Josh L. Sherman

/s/ Norman J. Szydlowski	Director	February 29, 2016
Norman J. Szydlowski

/s/ T. Porter Trimble	Director	February 29, 2016
T. Porter Trimble