Form 10-Q
period 2016-03-31
JP Energy Partners LP
filed 2016-05-09
CIK 1523404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

At May 2, 2016, there were 18,528,185  common units and 18,124,560 subordinated units outstanding.

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

Forward-Looking Statements

Certain statements and information in this Form 10-Q may constitute “forward-looking statements.”  The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature.  These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us.  While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.  All comments concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions.  Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

•fires, explosions or other accidents;

•the effects of future litigation;

•the amount of corporate overhead support provided by our general partner, if any; and

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

Item 1.Financial Statements

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2016	2015
	(in thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$1,539	$1,987
Accounts receivable, net	39,155	60,519
Receivables from related parties	771	8,624
Inventory	9,368	4,786
Prepaid expenses and other current assets	8,639	4,168
Current assets of discontinued operations held for sale	—	2,730
Total Current Assets	59,472	82,814

Non-current assets
Property, plant and equipment, net	287,883	291,454
Goodwill	216,692	216,692
Intangible assets, net	130,343	134,432
Deferred financing costs and other assets, net	2,990	3,223
Noncurrent assets of discontinued operations held for sale	—	6,644
Total Non-Current Assets	637,908	652,445
Total Assets	$697,380	$735,259

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$33,237	$45,933
Payables to related parties	49	—
Accrued liabilities	15,755	15,260
Capital leases and short-term debt	67	107
Customer deposits and advances	2,609	3,742
Current portion of long-term debt	1,121	454
Current liabilities of discontinued operations held for sale	—	640
Total Current Liabilities	52,838	66,136

Non-current liabilities
Long-term debt	150,000	162,740
Other long-term liabilities	1,773	1,463
Total Liabilities	204,611	230,339

Commitments and Contingencies

Partners’ capital
General Partner	8,068	5,568
Common units ( 22,119,170 units authorized; 18,467,032 and 18,465,320 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	259,480	266,691
Subordinated units ( 18,197,249 units authorized; 18,126,511 and 18,127,678 units issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	225,221	232,661
Total Partners’ Capital	492,769	504,920
Total Liabilities and Partners’ Capital	$697,380	$735,259

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except unit and per unit data)
REVENUES
Crude oil sales	$41,146	$105,955
Gathering, transportation and storage fees	5,829	6,947
Gathering, transportation and storage fees - related parties	1,031	—
NGL and refined product sales	42,747	54,185
NGL and refined product sales - related parties	244	—
Refined products terminals and storage fees	3,098	3,108
Other revenues	3,396	3,096
Total revenues	97,491	173,291

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	57,160	129,916
Operating expense	16,330	16,253
General and administrative	11,207	14,061
Depreciation and amortization	11,536	10,763
Loss on disposal of assets, net	1,132	113
Total costs and expenses	97,365	171,106

OPERATING INCOME	126	2,185

OTHER INCOME (EXPENSE)
Interest expense	(2,430)	(1,116)
Other income, net	31	25

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,273)	1,094

Income tax expense	(416)	(22)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,689)	1,072

DISCONTINUED OPERATIONS
Net loss from discontinued operations	(539)	(407)

NET (LOSS) INCOME	$(3,228)	$665

Basic and diluted (loss) income per unit
Net (loss) income from continuing operations allocated to common units	$(1,318)	$546
Net (loss) income allocated to common units	$(1,590)	$342
Weighted average number of common units outstanding - basic	18,466,280	18,206,669
Weighted average number of common units outstanding - diluted	18,466,280	18,224,336
Basic and diluted net (loss) income from continuing operations per common unit	$(0.07)	$0.03
Basic and diluted net (loss) income per common unit	$(0.09)	$0.02

Net (loss) income from continuing operations allocated to subordinated units	$(1,371)	$526
Net (loss) income allocated to subordinated units	$(1,638)	$323
Weighted average number of subordinated units outstanding - basic and diluted	18,126,576	18,185,621
Basic and diluted net (loss) income from continuing operations per subordinated unit	$(0.08)	$0.03
Basic and diluted net (loss) income per subordinated unit	$(0.09)	$0.02

Distributions declared per common and subordinated unit	$0.325	$0.325

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,228)	$665
Adjustments to reconcile net (loss) income to net cash provided by operating activities including discontinued operations:
Depreciation and amortization	11,747	11,339
Derivative valuation changes	549	(4,008)
Amortization of deferred financing costs	237	227
Unit-based compensation expenses	559	431
Loss on disposal of assets	1,018	130
Bad debt expense	(6)	467
Other non-cash items	2,541	71
Changes in working capital, net of acquired assets and liabilities:
Accounts receivable	21,210	23,344
Receivables from related parties	7,853	2,052
Inventory	(5,519)	(10,112)
Prepaid expenses and other current assets	(4,471)	(5,479)
Accounts payable and other accrued liabilities	(10,700)	(12,885)
Payables to related parties	49	—
Customer deposits and advances	(973)	(2,795)
Changes in other assets and liabilities	185	(7)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,051	3,440

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,249)	(20,625)
Proceeds received from sale of assets	11,097	334
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,848	(20,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving line of credit	15,000	34,000
Payments on revolving line of credit	(27,000)	(7,000)
Payments on long-term debt and capital leases	(178)	(177)
Debt issuance costs	(188)	—
Distributions to unitholders	(11,982)	(11,104)
Tax withholding on unit-based vesting	—	(22)
Other	1	(19)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,347)	15,678

Net change in cash and cash equivalents	(448)	(1,173)
Cash and cash equivalents balance, beginning of period	1,987	3,325
Cash and cash equivalents balance, end of period	$1,539	$2,152

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing transactions:
Accrued capital expenditures	$2,040	$1,037
Contributions from general partner	2,500	—

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

	Units
	Common	Subordinated	Total

Balance - December 31, 2015	18,465,320	18,127,678	36,592,998

Forfeiture of units under LTIP	(286)	(1,167)	(1,453)
Vesting of units under LTIP	1,998	—	1,998
Balance - March 31, 2016	18,467,032	18,126,511	36,593,543

			General
	Common	Subordinated	Partner	Total
	(in thousands)
Balance - December 31, 2015	$266,691	$232,661	$5,568	$504,920

Unit-based compensation	472	87	—	559
Distributions to unitholders	(6,093)	(5,889)	—	(11,982)
Contributions from general partner	—	—	2,500	2,500
Net loss	(1,590)	(1,638)	—	(3,228)

Balance - March 31, 2016	$259,480	$225,221	$8,068	$492,769

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

Basis of Presentation.  Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying unaudited condensed consolidated financial statements.

The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of results expected for the full year. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for fair statement of the financial position and results of operations for such interim periods in accordance with GAAP. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated interim financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on February 29, 2016.

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

2. Summary of Significant Accounting Policies

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

The fair value of our derivatives (see Note 7) was estimated using industry standard valuation models using market-based observable inputs, including commodity pricing and interest rate curves (Level 2). The fair value of our contingent liabilities was determined using the discounted future estimated cash payments based on inputs that are not observable in the market (Level 3). We do not have any other assets or liabilities measured at fair value on a recurring basis.

Our other financial instruments consist primarily of cash and cash equivalents and long-term debt. The fair value of long-term debt approximates the carrying value as the underlying instruments are at rates similar to current rates offered to us for debt with the same remaining maturities.

Accounts Receivable.  Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on specific identification and expectation of collecting considering historical collection results. Account balances considered to be uncollectible are recorded to the allowance for doubtful accounts and charged to bad debt expense, which is included in general and administrative expenses in the condensed consolidated statements of operations. The allowance for doubtful accounts was $901,000 and $1,217,000 as of March 31, 2016 and December 31, 2015, respectively.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred and/or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectability is reasonably assured.

Revenue-related taxes collected from customers and remitted to taxing authorities, principally sales taxes, are presented on a net basis within the consolidated statements of operations.

Crude Oil Pipelines and Storage. The crude oil pipelines and storage segment mainly generates revenues through crude oil sales and pipeline transportation and storage fees. We enter into outright purchase and sale contracts as well as buy/sell contracts with counterparties, under which contracts we gather and transport different types of crude oil and eventually sell the crude oil to either the same counterparty or different counterparties. We account for such revenue arrangements on a gross basis. Occasionally, we enter into crude oil inventory exchange arrangements with the same counterparty which the purchase and sale of inventory are considered in contemplation of each other. Revenues from such inventory exchange arrangements are recorded on a net basis. Revenues for crude oil pipeline transportation services are recognized upon delivery of the product and when payment has either been received or collection is reasonably assured. For certain crude oil pipeline transportation arrangements, we enter into purchase and sale contracts with counterparties instead of pipeline transportation agreements. In such cases, we assess the indicators associated with agent and principal considerations for each arrangement to determine whether revenue should be recorded on a gross basis versus net basis. In addition, we also provide crude oil transportation services to third party customers.

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

Comprehensive (Loss) Income. For the three months ended March 31, 2016 and 2015, comprehensive (loss) income was equal to net (loss) income.

Recent Accounting Pronouncements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02 is effective for public companies for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. This standard does not allow for early adoption except related to credit risk adjustment in other comprehensive income. The adoption of ASU 2016-01 is not expected to have a material impact on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 changes the measurement principle for inventory measured using any method other than LIFO or the retail inventory method from the lower of cost or market to lower of cost and net realizable value.  Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016.  Early adoption of this ASU is permitted.  We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU No. 2015-14, Update Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU 2014-09 for public and non-public entities reporting under U.S. GAAP for one year. The FASB also decided to permit entities to early adopt the standard but adoption is not permitted earlier than the original effective date for public entities. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Gross versus Net), which is intended to provide clarity to principal versus agent considerations when it comes to revenue recognition related to ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, which provides clarity to a few items for identifying performance obligations and licensing where the board had received feedback on the issuance of ASU 2014-09. Neither ASU 2016-08 nor 2016-10 is effective until ASU 2014-09 becomes effective. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

3. Discontinued Operations

On February 1, 2016, we sold certain trucking and marketing assets in the Mid-Continent area (the “Mid-Continent Business”) to JP Development, simultaneous with JP Development’s sale of its GSPP pipeline assets to a third party buyer. The sales price related to the Mid-Continent Business was $9,685,000, in cash, which included certain adjustments related to inventory and other working capital items. As of December 31, 2015, the Mid-Continent Business met all the criteria to be classified as assets held for sale in accordance with ASC 360; therefore, we classified all the related assets and liabilities as held for sale in the consolidated balance sheet at that date. The operating results of the Mid-Continent Business have been classified as discontinued operations for all periods presented in the consolidated statements of operations. We combined the cash flows from the Mid-Continent Business with the cash flows from continuing operations for all periods presented in the consolidated statements of cash flows. The Mid-Continent Business will not generate any continuing cash flows subsequent to the date of disposition. Prior to the classification as discontinued operations, we reported the Mid-Continent Business in our crude oil pipelines and storage segment. The following table summarizes selected financial information related to the Mid-Continent Business’ operations for the three months ended March 31, 2016, and 2015.

Consolidated Statements of Operations

The discontinued operations of the Mid-Continent Business are summarized below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
REVENUES
Crude oil sales	$11,493	$125,962
Gathering, transportation and storage fees	—	4
Other revenues	2	29
Total revenues	11,495	125,995

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	11,687	124,974
Operating expense	172	358
General and administrative	31	421
Depreciation and amortization	211	576
(Gain) loss on disposal of assets, net	(114)	17
Total costs and expenses	11,987	126,346

OPERATING LOSS	(492)	(351)

OTHER INCOME (EXPENSE)
Interest expense	(47)	(57)
Other income, net	—	1

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(539)	(407)

Income tax expense	—	—

NET LOSS FROM DISCONTINUED OPERATIONS	$(539)	$(407)

Consolidated Balance Sheets

The current and non-current assets and liabilities of the Mid-Continent Business are as follows:

December 31,
2015
(in thousands)
ASSETS
Current assets
Inventory	$2,692
Prepaid expenses and other current assets	38
Total Current assets of discontinued operations held for sale	2,730

Non-current assets
Property, plant and equipment, net	5,203
Intangible assets, net	1,138
Deferred financing costs and other assets, net	303
Total Non-current assets of discontinued operations held for sale	6,644
Total Assets of discontinued operations held for sale	$9,374

LIABILITIES
Current liabilities
Accrued liabilities	$640
Total Current liabilities of discontinued operations held for sale	$640

The following table summarizes other selected financial information related to the Mid-Continent Business:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Depreciation	$115	$308
Amortization	96	268
Capital expenditures	-	218

Other operating noncash items related to discontinued operations:
Derivative valuation changes	$-	$636
(Gain) loss on disposal of assets	(114)	17

4. Net Income per Unit

Net income per unit applicable to limited partner common units and to limited partner subordinated units is computed by dividing the respective limited partners’ interest in net income for the periods subsequent to the IPO by the weighted-average number of common units and subordinated units outstanding for the period. Income per limited partner unit is calculated in accordance with the two-class method for determining income per unit for master limited partnerships (“MLPs”) when incentive distribution rights (“IDRs”) and other participating securities are present. The two-class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed as cash, and allocated by applying the provisions of the partnership agreement, and requires a separate calculation for each quarter and year-to-date period. Under the two-class method, any excess of distributions declared over net income is allocated to the partners based on their respective sharing of income specified in the partnership agreement. Diluted net income per unit includes the effects of potentially dilutive units on our common units, consisting of unvested phantom units. Basic and diluted net income per unit applicable to limited partners holding subordinated units are the same because there are no potentially dilutive subordinated units outstanding.  For the three months ended March 31, 2016, dilutive loss per unit was equal to basic loss per unit because the 383,927 phantom units were antidilutive.

On April 25, 2016, the Board of Directors of our general partner declared a cash distribution for the first quarter of 2016 of $0.325 per common unit and subordinated unit. The distribution will be paid on May 13, 2016 to unitholders of record as of May 6, 2016.

The following tables illustrate our calculation of net (loss) income per common and subordinated unit for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Common Units	Subordinated Units	Total
	(in thousands except for unit and per unit data)
Net loss from continuing operations attributable to the limited partners:
Distribution declared	$6,080	$5,891	$11,971
Distributions in excess of net income	(7,398)	(7,262)	(14,660)
Net loss from continuing operations attributable to the limited partners	$(1,318)	$(1,371)	$(2,689)

Net loss from discontinued operations attributable to the limited partners	(272)	(267)	(539)
Net loss attributable to the limited partners	$(1,590)	$(1,638)	$(3,228)

Weighted average units outstanding:
Basic	18,466,280	18,126,576	36,592,856
Net loss per unit:
Basic and diluted from continuing operations	$(0.07)	$(0.08)
Basic and diluted from discontinued operations	$(0.02)	$(0.01)
Basic and diluted total	$(0.09)	$(0.09)

	Three months ended March 31, 2015
	Common Units	Subordinated Units	Total
	(in thousands except for unit and per unit data)
Net income from continuing operations attributable to the limited partners:
Distribution declared	$5,922	$5,896	$11,818
Distributions in excess of net income	(5,376)	(5,370)	(10,746)
Net income from continuing operations attributable to the limited partners	$546	$526	$1,072

Net loss from discontinued operations attributable to the limited partners	(204)	(203)	(407)
Net income attributable to the limited partners	$342	$323	$665

Weighted average units outstanding:
Basic	18,206,669	18,185,621	36,392,290
Dilutive effect of unvested phantom units	17,667	—	17,667
Diluted	18,224,336	18,185,621	36,409,957
Net loss per unit:
Basic and diluted from continuing operations	$0.03	$0.03
Basic and diluted from discontinued operations	$(0.01)	$(0.01)
Basic and diluted total	$0.02	$0.02

5. Inventory

Inventory consists of the following as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(in thousands)
Crude oil	$3,552	$338
NGLs	2,282	2,364
Refined products	1,803	430
Materials, supplies and equipment	1,731	1,654
Total inventory	$9,368	$4,786

6. Long-Term Debt

Long-term debt consists of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(in thousands)
Bank of America revolving loan	$150,000	$162,000
HBH note payable	1,004	1,077
Non-compete notes payable	117	117
Total long-term debt	$151,121	$163,194
Less: Current maturities	(1,121)	(454)
Total long-term debt, net of current maturities	$150,000	$162,740

Bank of America Credit Agreement.  We have a $275,000,000 revolving credit facility with Bank of America, N.A. (the “BOA Credit Agreement”) that matures on February 12, 2019. As of March 31, 2016, the unused portion of our revolving credit facility was $109,900,000. Issued and outstanding letters of credit, which reduced available borrowings under the BOA Credit Agreement, totaled $15,100,000 at March 31, 2016. The BOA Credit Agreement contains various restrictive covenants and compliance requirements. We were in compliance with all covenants as of March 31, 2016.

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

Commodity Price Risk. Our normal business activities expose us to risks associated with changes in the market price of crude oil and propane, among other commodities. Management believes it is prudent to limit our exposure to these risks, which include our (i) propane purchases, (ii) pre-existing or anticipated physical crude oil and refined product sales and (iii) certain crude oil held in inventory.  To meet this objective, we use a combination of fixed price swap and forward contracts. At times, we may also terminate or unwind hedges or portions of hedges in order to meet cash flow objectives or when the expected future volumes do not support the level of hedges. Our forward contracts that qualify for the Normal Purchase Normal Sale (“NPNS”) exception under GAAP are recognized when the underlying physical transaction is delivered.  While these contracts are considered derivative financial instruments under ASC 815, they are not recorded at fair value, but on an accrual basis of accounting. If it is determined that a transaction designated as NPNS no longer meets the scope exception, the fair value of the related contract is recorded on the balance sheet and immediately recognized through earnings.

In the first quarter of 2015, we entered into several long-term fixed price forward sale contracts related to certain barrels of crude oil we had on hand as of December 31, 2014, effectively locking these barrels at higher future sales prices in future periods.  These forward sale contracts were intended to mitigate the effect of the decline in crude oil prices, but did not qualify for NPNS accounting under GAAP, because we normally buy and sell crude oil inventory either within the same month or in the following month. As a result, these longer than normal term forward sale contracts were given mark-to-market accounting treatment. As these forward sale contracts relate to the marketing assets in our Mid-Continent Business (see Note 3), the fair values of the forward contracts were classified as held for sale in the consolidated balance sheets. As of December 31, 2015, the fair value of the Mid-Continent forward contracts was $630,000 and is included in current liabilities of discontinued operations held for sale in the condensed consolidated balance sheets.

The following table summarizes the net notional volume purchases (sales) of our outstanding commodity-related derivatives, excluding those derivatives that qualified for the NPNS exception as of March 31, 2016 and December 31, 2015, none of which were designated as hedges for accounting purposes.

	March 31, 2016		December 31, 2015
	Notional Volume	Maturity	Notional Volume	Maturity
Fixed Price Swaps :
Propane (Gallons)	5,460,806	April 2016 - July 2017	8,614,631	Jan 2016 - July 2017
Crude Oil (Barrels)	(80,000)	Aug 2016 - Nov 2016	(93,000)	Jan 2016
Gasoline (Barrels)	(36,000)	May 2016	—	—

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our revolving credit facilities. We entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of our debt with a variable-rate component. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed rates. Under the terms of the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped.  As of March 31, 2016, our outstanding interest rate swap contracts contained a notional amount of $100,000,000 with maturity dates ranging from April 2016 to January 2019. There were no outstanding interest rate swap agreements as of December 31, 2015.

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

Fair Value of Derivative Instruments. We measure derivative instruments at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable (“level 2”) inputs, including contractual terms, commodity prices, interest rates and yield curves observable at commonly quoted intervals. None of our derivative contracts are designated as hedging instruments. The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

		Asset Derivatives		Liability Derivatives
		March 31,	December 31,	March 31,	December 31,
	Balance Sheet Location	2016	2015	2016	2015
		(in thousands)
Commodity swaps	Prepaid expenses and other current assets	$137	$92	$—	$—
Commodity swaps	Accrued liabilities	—	—	(267)	(450)
Commodity swaps	Other long-term liabilities	—	—	—	(24)
Interest rate swaps	Accrued liabilities	—	—	(208)	—
Interest rate swaps	Other long-term liabilities	—	—	(593)	—

The following tables present the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset in the condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015 that are subject to enforceable master netting arrangements.

	As of March 31, 2016
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented in the Balance Sheet	Financial Collateral	Net Amount
	(in thousands)
Derivative Assets:
Derivative contracts - current	$137	$(137)	$—	$—	$—
Derivative contracts - noncurrent	—	—	—	—	—
Derivative Liabilities:
Derivative contracts - current	$475	$(137)	$338	$—	$338
Derivative contracts - noncurrent	593	—	593	—	593

	As of December 31, 2015
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented in the Balance Sheet	Financial Collateral	Net Amount
	(in thousands)
Derivative Assets:
Derivative contracts - current	$92	$(92)	$—	$—	$—
Derivative contracts - noncurrent	—	—	—	—	—
Derivative Liabilities:
Derivative contracts - current	$450	$(92)	$358	$—	$358
Derivative contracts - noncurrent	24	—	24	—	24

The following table summarizes the amounts recognized with respect to our derivative instruments within the condensed consolidated statements of operations. None of our derivatives are designated as hedges for accounting purposes.

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in	Three Months Ended
	Income on Derivatives	March 31, 2016	March 31, 2015
		(in thousands)
Commodity derivatives (swaps)	Cost of sales	$(135)	$135
Interest rate swaps	Interest expense	(801)	(22)

For the three months ended March 31, 2016 and 2015, we recognized total gains with respect to derivative instruments related to the Mid-Continent Business of $361,000 and $636,000, respectively, which have been included in amounts classified as discontinued operations in the condensed consolidated statements of operations.

In the condensed consolidated statements of cash flows, the effects of settlements of derivative instruments are classified as operating activities, consistent with the related transactions.

8. Partners’ Capital and Distributions

Distributions. Our Partnership Agreement requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, subject to certain terms and conditions. The following table shows the distributions declared by us subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Cash Distributions (per unit)
December 31, 2015	February 5, 2016	February 12, 2016	$0.325
March 31, 2016	May 6, 2016	May 13, 2016	$0.325

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. As of March 31, 2016 and December 31, 2015, we had no significant environmental matters.

10. Reportable Segments

In the fourth quarter of 2015, we reorganized our business segments to match the change in our internal organization and management structure.  The segment changes reflect the focus of our chief operating decision maker (“CODM”) and how performance of operations is evaluated and resources are allocated.  Therefore, the results of our formerly reported crude oil supply and logistics segment have been combined into our crude oil pipelines and storage segment.  As a result of the reorganization, our operations currently consist of three business segments: (i) crude oil pipelines and storage, (ii) refined products terminals and storage and (iii) NGL distribution and sales.  Accordingly, we have presented segment information for the three months ended March 31, 2015 to reflect this new segment adjustment.

Crude oil pipelines and storage.  The crude oil pipelines and storage segment consists of a crude oil pipeline operation and a crude oil storage facility. The crude oil pipeline operates in the Permian Basin consisting of approximately 148 miles of high-pressure steel pipeline with throughput capacity of approximately 130,000 barrels per day and a related system of truck terminals, LACT bay facilities, crude oil receipt points and crude oil storage facilities with an aggregate of 140,000 barrels of shell storage capacity. We also own a crude oil storage facility that has an aggregate storage capacity of approximately 3,000,000 barrels in Cushing, Oklahoma.

The crude oil pipelines and storage segment also consists of crude oil supply activities and a fleet of crude oil gathering and transportation trucks. We conduct crude oil supply activities by purchasing crude oil for our own account from producers, aggregators and traders and selling crude oil to traders and refiners. We also own a fleet of crude oil gathering and transportation trucks operating in and around highly prolific drilling areas such as the Eagle Ford shale and the Permian Basin. As described in Note 3, the disposition of the Mid-Continent Business impacts the crude oil pipelines and storage segment, as the results of those operations are now presented within discontinued operations and excluded from the segment information tables. Accordingly, we have recast the segment information.

Refined products terminals and storage.  The refined products terminals and storage segment has aggregate storage capacity of 1.3 million barrels in two refined products terminals located in North Little Rock, Arkansas and Caddo Mills, Texas. The North Little Rock terminal has storage capacity of 550,000 barrels in 11 tanks and has eight loading lanes with automated truck loading equipment. The Caddo Mills terminal consists of 10 storage tanks with an aggregate capacity of approximately 770,000 barrels and has five loading lanes with automated truck loading equipment.  The North Little Rock terminal and the Caddo Mills terminal are primarily served by the Enterprise TE Products Pipeline Company LLC and the Explorer Pipeline, respectively.

NGL distribution and sales.  The NGL distribution and sales segment consists of three businesses: (i) portable cylinder tank exchange; (ii) NGL sales through our retail, commercial and wholesale distribution business; and (iii)  NGL gathering and transportation business. Currently, the cylinder exchange network covers 46 states through a network of approximately 21,000 locations, which includes grocery chains, pharmacies, convenience stores and hardware stores. Additionally, in seven states in the southwest region of the United States, we sell NGLs to retailers, wholesalers, industrial end users and commercial and residential customers. We also own a fleet of NGL gathering and transportation operations trucks operating in the Eagle Ford shale and the Permian Basin.

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

The following tables reflect certain financial data for each reportable segment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015

	(in thousands)
External Revenues:
Crude oil pipelines and storage	$46,887	$111,543
Refined products terminals and storage	5,990	5,508
NGL distribution and sales	44,614	56,240
Total revenues	$97,491	$173,291

Cost of Sales, excluding depreciation and amortization:
Crude oil pipelines and storage	$38,972	$103,213
Refined products terminals and storage	2,285	1,876
NGL distribution and sales	16,309	27,954
Amounts not included in segment Adjusted EBITDA	(406)	(3,127)
Total cost of sales, excluding depreciation and amortization	$57,160	$129,916

Operating Expenses:
Crude oil pipelines and storage	$2,237	$2,650
Refined products terminals and storage	708	608
NGL distribution and sales	13,641	12,786
Amounts not included in segment Adjusted EBITDA	(256)	209
Total operating expenses	$16,330	$16,253

Adjusted EBITDA:
Crude oil pipelines and storage	$4,813	$4,881
Refined products terminals and storage	2,858	2,822
NGL distribution and sales	12,289	12,025
Total Adjusted EBITDA from reportable segments	$19,960	$19,728

A reconciliation of total Adjusted EBITDA from reportable segments to net income (loss) from continuing operations is included in the table below for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Total Adjusted EBITDA from reportable segments	$19,960	$19,728
Other expenses not allocated to reportable segments	(5,408)	(7,189)
Depreciation and amortization	(11,536)	(10,763)
Interest expense	(2,430)	(1,116)
Income tax expense	(416)	(22)
Loss on disposal of assets, net	(1,132)	(113)
Unit-based compensation	(559)	(406)
Total gain (loss) on commodity derivatives	(135)	135
Net cash payments for commodity derivatives settled during the period	388	3,192
Non-cash inventory costing adjustment	153	—
Corporate overhead support from general partner (1)	(1,500)	—
Transaction costs and other	(74)	(2,374)
Net (loss) income from continuing operations	$(2,689)	$1,072

(1)	Represents expenses incurred by us that were absorbed by our general partner and not passed through to us.

Total assets for our reportable segments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Crude oil pipelines and storage	$384,488	$408,304
Refined products terminals and storage	133,251	131,931
NGL distribution and sales	164,372	173,558
Corporate and other	15,269	12,092
Discontinued operations held for sale	—	9,374
Total assets	$697,380	$735,259

11. Related Party Transactions

We performed certain management services for JP Development through January 2016. We received a monthly fee of $50,000 for these services which reduced the general and administrative expenses on the condensed consolidated statements of operations by $50,000 and $150,000 for the three months ended March 31, 2016 and 2015, respectively.

JP Development had a pipeline transportation business that provided crude oil pipeline transportation services to our discontinued Mid-Continent Business. As a result of utilizing JP Development’s pipeline transportation services, we incurred pipeline tariff fees of $372,000 and $1,640,000 for the three months ended March 31, 2016 and 2015, respectively, which have been included in net loss from discontinued operations in the condensed consolidated statements of operations. As of December 31, 2015, we had a net receivable from JP Development of $7,933,000, primarily as the result of the prepayments made in 2014 for the crude oil pipeline transportation services to be provided by JP Development. We recovered these amounts in full on February 1, 2016.

As discussed in Note 3, on February 1, 2016, we sold certain trucking and marketing assets in the Mid-Continent area to JP Development in connection with JP Development’s sale of its GSPP pipeline assets to a third party.

As a result of the acquisition of the North Little Rock, Arkansas refined product terminal in November 2012, Truman Arnold Companies (“TAC”) owns common and subordinated units in us. In addition, Mr. Greg Arnold, President and CEO of TAC, is one of our directors and owns a 5% equity interest in our general partner. Our refined products terminals and storage segment sold refined products to TAC during the three months ended March 31, 2016. We did not sell refined products to TAC during 2015. Our revenue from TAC was $244,000 for the three months ended March 31, 2016, which is included in NGL and refined product sales – related parties in the condensed consolidated statements of operations.

Our NGL distribution and sales segment also purchases refined products from TAC. We paid $219,000 and $226,000 during the three months ended March 31, 2016 and 2015, respectively, for refined product purchases from TAC, which are included in cost of sales on the condensed consolidated statements of operations.

Through April 2015, we entered into transactions with CAMS Bluewire, an entity in which ArcLight holds a non-controlling interest. CAMS Bluewire provided IT support for us. We paid $109,000 for the three months ended March 31, 2015, for IT support and consulting services, and for the purchases of IT equipment, which are included in operating expense, general and administrative and property, plant and equipment, net, in the condensed consolidated statements of operations and the condensed consolidated balance sheets.

We perform certain management services for Republic Midstream, LLC (“Republic”), an entity owned by ArcLight. We charged a monthly fee of approximately $58,000 for these services through November 2015. In December 2015, the monthly fee increased to $75,000. The monthly fee reduced the general and administrative expenses on the condensed consolidated statements of operations by $225,000 and $178,000 for the three months ended March 31, 2016 and 2015, respectively. During the second quarter of 2015, we began performing crude transportation and marketing services for Republic. We charged $1,031,000 in the three months ended March 31, 2016, for these services which are included in gathering, transportation and storage fees – related parties and crude oil sales – related parties on the condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, we had a receivable balance due from Republic of $582,000 and $646,000, respectively, which is included in receivables from related parties in the condensed consolidated balance sheets.

During the three months ended March 31, 2016, our general partner agreed to absorb $1,500,000 of corporate overhead expenses incurred by us and not pass such expense through to us.  In the first quarter of 2015, certain executive bonuses related to the year ended December 31, 2014 were paid on our behalf by ArcLight. The total amounts paid on our behalf were $1,350,000, for the three months ended March 31, 2015, and were treated as deemed contributions from ArcLight.

We do not have any employees. The employees supporting our operations are employees of our general partner, and as such, we reimburse our general partner for payroll and other payroll-related expenses we incur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited historical condensed consolidated financial statements and notes in “Item 1. Financial Statements” contained herein and our audited historical consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013 included in our Annual Report on Form 10-K, as filed with the SEC on February 29, 2016 (our “2015 Form 10-K”). Among other things, those historical consolidated financial statements include more detailed information regarding the basis of presentation for the following information. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below as a result of various risk factors, including those that may not be in the control of management. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included in our 2015 Form 10-K. See also “Forward-Looking Statements.”

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

Fee-based. We charge our customers a capacity, throughput or volume-based fee that is not contingent on commodity price changes. Our fee-based services include the operations in our crude oil pipelines and storage segment, our refined products terminals and storage segment, and the NGL transportation services we provide within our NGL distribution and sales segment. In our crude oil pipelines business, we purchase crude oil at an index price less a transportation fee and simultaneously sell an identical volume of crude oil at a designated delivery point to the same party at the same index price. We consider this a fee-based business because we lock in the economic equivalent of a transportation fee. Our fee-based businesses are governed by tariffs or other negotiated fee agreements between us and our customers with terms ranging from one month to nine years.

Margin-based. We purchase and sell crude oil in our crude oil pipelines and storage segment and NGLs and refined products in our NGL distribution and sales segment. A portion of our margin related to the purchase and sale of crude oil in our crude oil pipelines and storage segment is derived from “fee equivalent” transactions in which we concurrently purchase and sell crude oil at prices that are based on an index, thereby generating revenue consisting of a margin plus our purchase, transportation, handling and storage costs. In our NGL distribution and sales segment, sales prices to our customers generally provide for a margin plus the cost of our products to our customers. We manage commodity price exposure through the structure of our sales and supply contracts and through a managed hedging program. Our risk management policy permits the use of financial instruments to reduce the exposure to changes in commodity prices that occur in the normal course of business, but prohibits the use of financial instruments for trading or to speculate on future changes in commodity prices.

Recent Developments

Disposition of Mid-Continent Crude Oil Supply and Logistics Assets

On February 1, 2016, we sold certain trucking and marketing assets in the Mid-Continent area (the “Mid-Continent Business”), in connection with JP Development’s sale of its GSPP pipeline assets to a third party buyer. The sales price related to the Mid-Continent Business was $9.7 million, which included certain adjustments related to inventory and other working capital items. We utilized the proceeds from the sale of the Mid-Continent Business to pay down a portion of our revolving credit facility. We continue to retain our crude oil storage operations in the Mid-Continent area of Oklahoma.

Changes in Commodity Prices

Average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $61.36 per barrel to a low of $26.19 per barrel from January 1, 2015 through March 31, 2016. Fluctuations in energy prices, like the recent declines in commodity prices of crude oil, can also greatly affect the development of new crude oil reserves. Further declines in commodity prices of crude oil could have a negative impact on exploration, development and production activity, and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our assets. We are unable to predict future potential movements in the market price for crude oil and, thus, cannot predict the ultimate impact of commodity prices on our operations. If commodity prices continue to trend lower as they did in the latter part of 2014 through March 31, 2016, this could lead to reduced profitability and may result in future potential impairments of long-lived assets, goodwill or intangible assets. We performed our annual impairment assessment of goodwill in the fourth quarter of 2015, which resulted in an impairment charge of $29.9 million. Due to the market conditions discussed above, there is an increased likelihood of incurring additional future goodwill impairments, which may be material.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA to net (loss) income
Net (loss) income	$(3,228)	$665
Depreciation and amortization	11,536	10,763
Interest expense	2,430	1,116
Income tax expense	416	22
Loss on disposal of assets, net	1,132	113
Unit-based compensation	559	406
Total loss (gain) on commodity derivatives	135	(135)
Net cash payments for commodity derivatives settled during the period	(388)	(3,192)
Non-cash inventory costing adjustment	(153)	—
Corporate overhead support from general partner (1)	1,500	—
Transaction costs and other	74	2,374
Discontinued operations (2)	168	3,057
Adjusted EBITDA	$14,181	$15,189

(1)	Represents expenses incurred by us that were absorbed by our general partner and not passed through to us.

(2)	In February 2016, we completed the sale of our Mid-Continent Business.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Reconciliation of adjusted gross margin to operating income
Adjusted gross margin
Crude oil pipelines and storage	$7,915	$8,330
Refined products terminals and storage	3,705	3,632
NGL distribution and sales	28,305	28,286
Total Adjusted gross margin	39,925	40,248

Operating expenses	(16,330)	(16,253)
General and administrative	(11,207)	(14,061)
Depreciation and amortization	(11,536)	(10,763)
Loss on disposal of assets, net	(1,132)	(113)
Total (loss) gain on commodity derivatives	(135)	135
Net cash payments for commodity derivatives settled during the period	388	3,192
Non-cash inventory costing adjustment	153	—
Other non-cash items	—	(200)
Operating income	$126	$2,185

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
TOTAL REVENUES	$97,491	$173,291

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	57,160	129,916
Operating expense	16,330	16,253
General and administrative	11,207	14,061
Depreciation and amortization	11,536	10,763
Loss on disposal of assets, net	1,132	113
Total costs and expenses	97,365	171,106

OPERATING INCOME	126	2,185

OTHER INCOME (EXPENSE)
Interest expense	(2,430)	(1,116)
Other income, net	31	25

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,273)	1,094

Income tax expense	(416)	(22)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,689)	1,072

DISCONTINUED OPERATIONS (1)
Net loss from discontinued operations	(539)	(407)

NET (LOSS) INCOME	$(3,228)	$665

(1)	In February 2016, we completed the sale of our Mid-Continent Business.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Consolidated Results

	Three Months Ended March 31,
	2016	2015	Variance
	(in thousands)
Segment Adjusted EBITDA
Crude oil pipelines and storage (1)	$4,813	$4,881	$(68)
Refined products terminals and storage (1)	2,858	2,822	36
NGL distribution and sales (1)	12,289	12,025	264
Discontinued operations (2)	(371)	2,650	(3,021)
Corporate and other	(5,408)	(7,189)	1,781
Total Adjusted EBITDA	14,181	15,189	(1,008)
Depreciation and amortization	(11,536)	(10,763)	(773)
Interest expense	(2,430)	(1,116)	(1,314)
Income tax expense	(416)	(22)	(394)
Loss on disposal of assets, net	(1,132)	(113)	(1,019)
Unit-based compensation	(559)	(406)	(153)
Total (loss) gain on commodity derivatives	(135)	135	(270)
Net cash payments for commodity derivatives settled during the period	388	3,192	(2,804)
Non-cash inventory costing adjustment	153	—	153
Corporate overhead support from general partner	(1,500)	—	(1,500)
Transaction costs and other	(74)	(2,374)	2,300
Discontinued operations (2)	(168)	(3,057)	2,889
Net (loss) income	$(3,228)	$665	$(3,893)

(1)	See further analysis of Adjusted EBITDA of each reportable segment below.

(2)	In February 2016, we completed the sale of our Mid-Continent Business.

Discontinued operations Adjusted EBITDA. Adjusted EBITDA related to discontinued operations included previously in our crude oil pipelines and storage segment decreased $3.0 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was primarily due to a decrease in crude oil sales volumes and crude oil sales margin in our operations in the Mid-Continent region of Oklahoma and Kansas. We completed the sale of our Mid-Continent Business in February 2016.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2016 increased to $11.5 million from $10.8 million for the three months ended March 31, 2015. The increase was primarily due to the expansions of our Silver Dollar Pipeline System throughout 2015. Our average depreciable asset base increased from $295.0 million during the three months ended March 31, 2015 to $352.0 million during the three months ended March 31, 2016.

Interest expense. Interest expense for the three months ended March 31, 2016 increased to $2.4 million from $1.1 million for the three months ended March 31, 2015. The increase was primarily due to non-cash losses on interest rate hedges and an increase in borrowings under our revolving credit facility.  Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period.  Losses on interest rate hedges increased $0.8 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as a result of forward interest rates decreasing. Our average borrowings increased from $102.7 million for the three months ended March 31, 2015 to $157.5 million for the three months ended March 31, 2016.

Loss on disposal of assets, net. The loss on disposal of assets, net for the three months ended March 31, 2016 was $1.1 million compared to $0.1 million for the three months ended March 31, 2015. The change is primarily due to an increase in the number of cages disposed of in our propane cylinder exchange business.

Total gain (loss) on commodity derivatives and net cash payments for commodity derivatives settled during the period. The changes in both total gain (loss) on commodity derivatives and net cash payments for commodity derivatives settled during the period are primarily due to the more favorable position of our propane hedges during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Corporate overhead support from general partner. Corporate overhead support from general partner of $1.5 million represents expenses incurred by us during the three months ended March 31, 2016, that were absorbed by our general partner and not passed through to us.

Discontinued operations. Discontinued operations primarily represents non-cash depreciation and amortization expense, gain (loss) on disposal of assets and non-cash inventory costing adjustments related to the discontinued operations previously owned by our crude oil pipelines and storage segment. Such expenses decreased to $0.2 million for the three months ended March 31, 2016 from $3.5 million for the three months ended March 31, 2015. The decrease was primarily due to a $2.9 million non-cash inventory costing adjustment in the three months ended March 31, 2015. We use the first-in, first-out (“FIFO”) method to calculate the cost of our crude oil inventory. During the first quarter of 2015, we entered into several fixed price forward sale contracts that settled during the third and fourth quarters of 2015. We physically held the crude oil inventory associated with those forward sales contracts until the time of the sale. The non-cash inventory costing adjustment reflected the difference between the actual purchase price for the crude oil inventory and the cost calculated under the FIFO method. As a result, we excluded the $2.9 million non-cash inventory costing adjustment in calculating Adjusted EBITDA in the three months ended March 31, 2015, which resulted in realization of the actual cost of the inventory in the same period when the inventory was physically sold. This decrease was partially offset by changes in the total gain on commodity derivatives and net cash payments for commodity derivatives settled during the period of $0.6 million in the three months ended March 31, 2015.

Segment Operating Results

Crude Oil Pipelines and Storage

	Three Months Ended March 31,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
Crude oil pipeline throughput (Bbls/d) (1)	25,158	28,329	(3,171)
Crude oil sales (Bbls/d) (2)	18,384	29,785	(11,401)
Revenues:
Crude oil sales	$41,146	$105,955	$(64,809)
Gathering, transportation and storage fees	5,426	4,991	435
Other revenues	315	597	(282)
Total Revenues	46,887	111,543	(64,656)
Cost of sales, excluding depreciation and amortization (3)	(38,972)	(103,213)	64,241
Adjusted gross margin	7,915	8,330	(415)
Operating expenses (3)	(2,237)	(2,650)	413
General and administrative (3)	(865)	(799)	(66)
Segment Adjusted EBITDA	$4,813	$4,881	$(68)

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

Volumes. Crude oil pipeline throughput volumes decreased to 25,158 barrels per day for the three months ended March 31, 2016 from 28,329 barrels per day for the three months ended March 31, 2015. Crude oil sales volumes decreased to 18,384 barrels per day for the three months ended March 31, 2016 from 29,785 barrels per day for the three months ended March 31, 2015. The decrease in crude oil pipeline throughput volumes is due to overall reduction in our customer crude oil production volumes in our areas of operation.  The reduction in crude oil sales volumes is primarily due to increased competition as a result of the lower crude oil production for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Adjusted gross margin. Adjusted gross margin decreased to $7.9 million for the three months ended March 31, 2016 from $8.3 million for the three months ended March 31, 2015. The decrease was primarily due to a decrease in crude oil sales and throughput volumes of $0.9 million and $0.3 million, respectively, as explained above, partially offset by an increase in crude oil sales margin of $0.9 million from improved cost efficiencies on trucked barrels.

Operating expenses. Operating expenses decreased to $2.2 million for the three months ended March 31, 2016 from $2.7 million for the three months ended March 31, 2015. The decrease was primarily due to reductions in personnel costs of $0.7 million from lower headcount partially offset by an increase in property taxes of $0.2 million.  Increase in property taxes is due to the expansions of the Silver Dollar Pipeline System.

Refined Products Terminals and Storage

	Three Months Ended March 31,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
Terminal and storage throughput (Bbls/d) (1)	58,639	63,787	(5,148)
Revenues:
Refined products sales	$2,702	$2,244	$458
Refined products terminals and storage fees	3,288	3,264	24
Total Revenues	5,990	5,508	482
Cost of sales, excluding depreciation and amortization (2)	(2,285)	(1,876)	(409)
Adjusted gross margin	3,705	3,632	73
Operating expenses (2)	(708)	(608)	(100)
General and administrative (2)	(150)	(204)	54
Other income	11	2	9
Segment Adjusted EBITDA	$2,858	$2,822	$36

(1)	Represents the average daily throughput volume in our refined products terminals and storage segment.

(2)

Certain expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Volumes decreased to 58,639 barrels per day for the three months ended March 31, 2016 from 63,787 for the three months ended March 31, 2015 primarily due to a non-recurring increase in volumes in the three months ended March 31, 2015 from a refinery turn-around in our area of operations during that period.

Revenues. Revenues increased to $6.0 million for the three months ended March 31, 2016 from $5.5 million for the three months ended March 31, 2015. The increase was primarily due to an increase in refined products sales revenue of $0.5 million related to the addition of butane blending capabilities at our North Little Rock Terminal in the second quarter of 2015.

Cost of Sales, excluding depreciation and amortization. Cost of sales, excluding depreciation and amortization, increased to $2.3 million for the three months ended March 31, 2016 from $1.9 million for the three months ended March 31, 2015. The increase was primarily due to an increase in refined products sales volumes.

NGL Distribution and Sales

	Three Months Ended March 31,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
NGL and refined product sales (Mgal/d) (1)	237	274	(37)
Revenues:
Gathering, transportation and storage fees	$1,224	$1,775	$(551)
NGL and refined product sales	40,289	51,941	(11,652)
Other revenues	3,101	2,524	577
Total Revenues	44,614	56,240	(11,626)
Cost of sales, excluding depreciation and amortization (2)	(16,309)	(27,954)	11,645
Adjusted gross margin	28,305	28,286	19
Operating expenses (2)	(13,641)	(12,786)	(855)
General and administrative (2)	(2,463)	(3,516)	1,053
Other income, net	88	41	47
Segment Adjusted EBITDA	$12,289	$12,025	$264

(1)	Represents the average daily sales volume in our NGL distribution and sales segment.

(2)

Certain expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Adjusted gross margin. Adjusted gross margin remained relatively flat in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase in NGL and refined product sales margin was offset by a decrease in NGL and refined product sales volume.  The average sales margin of NGL and refined products increased due to more favorable market conditions in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The reduction in NGL and refined product sales volumes was due to warmer than normal temperatures sustained in the three months ended March 31, 2016 partially offset by an increase in volumes due to the acquisition of Southern Propane in May 2015.

Operating expenses. Operating expenses increased to $13.6 million for the three months ended March 31, 2016 from $12.8 million for the three months ended March 31, 2015. The increase was primarily due to an increase in employee costs of $0.8 million related to increases in operating personnel from the Southern acquisition in May 2015 and organic growth projects.

General and administrative. General and administrative decreased to $2.5 million for the three months ended March 31, 2016 from $3.5 million for the three months ended March 31, 2015. The decrease is due to a reduction in bad debt expense from an improvement in collection efforts and lower personnel costs from a planned reduction in headcount in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Liquidity and Capital Resources

We principally require liquidity to finance current operations, fund capital expenditures, including acquisitions from time to time, service our debt and pay distributions. We expect our sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and issuances of debt and equity.

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

Distributions

We intend to pay a minimum quarterly distribution of $0.3250 per unit per quarter, which equates to approximately $12.1 million per quarter, or $48.4 million per year, calculated based on the number of common and subordinated units outstanding as of May 6, 2016 and estimated unvested phantom units under our long-term incentive plan. We do not have a legal obligation to pay this distribution, except as provided in our partnership agreement. We currently estimate that our distributable cash flow in certain quarters of 2016 will be less than our anticipated distributions to unitholders during those periods. This shortfall is expected to be temporary and is expected to be funded with a combination of borrowings from our revolving credit facility and potential corporate overhead support from our general partner. A distribution of $0.3250 per common unit and subordinated unit for the three months ended March 31, 2016 was declared on April 25, 2016 and will be paid on May 13, 2016 to unitholders of record as of May 6, 2016.

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

•from and after our issuance of certain unsecured notes, a consolidated senior secured net leverage ratio of not more than 3.50; and

•                                          available liquidity of not less than $25.0 million.

We were in compliance with all covenants as of March 31, 2016.

As of May 2, 2016, we had $154.0 million of outstanding borrowings under our revolving credit facility and a remaining borrowing capacity of $106.5 million thereunder. Issued and outstanding letters of credit, which reduced borrowing capacity, totaled $14.5 million as of May 2, 2016.

Borrowings under our revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a Base Rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate of Bank of America, and (3) LIBOR, subject to certain adjustments, plus 1.00% or (b) LIBOR, in each case plus an Applicable Rate (Base Rate, LIBOR and Applicable Rate each as defined in our revolving credit facility). As of March 31, 2016, the Applicable Rate for Base Rate loans range from 0.75% to 2.00% and the Applicable Rate for LIBOR loans range from 1.75% to 3.00%, in each case based on our consolidated net total leverage ratio.

Cash Flow

Cash provided by (used in) operating activities, investing activities and financing activities were as follows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating activities	$21,051	$3,440
Investing activities	2,848	(20,291)
Financing activities	(24,347)	15,678

Cash provided by operating activities.    Cash provided by operating activities was $21.1 million for the three months ended March 31, 2016 compared to $3.4 million for the three months ended March 31, 2015. The $17.7 million increase was primarily due to a $12.3 million increase from the timing of collections and payments and cash used for inventory and a $3.2 million reduction in cash payments for commodity derivatives settled, primarily related to our propane financial swap contracts.

Cash provided by (used in) investing activities.    Cash provided by investing activities was $2.8 million for the three months ended March 31, 2016 compared to cash used in investing activities of $20.3 million for the three months ended March 31, 2015. The $23.1 million increase was primarily due to a decrease in capital expenditures of $12.4 million in the three months ended March 31, 2016 and $10.8 million increase in proceeds from the sale of assets, which includes the sale of our trucking and marketing assets in the Mid-Continent Business.

Cash (used in) provided by financing activities.    Cash used in financing activities was $24.3 million for the three months ended March 31, 2016 compared to cash provided from financing activities of $15.7 million for the three months ended March 31, 2015. The $40.0 million decrease was primarily due to a reduction in net borrowings under our revolving credit facility of $39.0 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

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

Capital Expenditures

Our capital spending program is focused on expanding our pipeline, maintaining our fleet and storage assets and maintaining and updating our information systems. Capital expenditure plans are generally evaluated based on return on investment and estimated incremental cash flow. In addition to annually recurring capital expenditures, potential acquisition opportunities are evaluated based on their anticipated return on invested capital, accretive impact to operating results and strategic fit.

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

For the three months ended March 31, 2016, we spent $8.2 million on capital expenditures, of which $0.5 million represents maintenance capital expenditures and $7.7 million represents growth capital expenditures. We have budgeted $5.0 million in maintenance capital expenditures for the year ending December 31, 2016. We expect growth capital expenditures for the year ending December 31, 2016 to range from $25.0 million to $35.0 million, with an estimated $15.0 million of these investments to be made on the continued development of our Silver Dollar Pipeline system. This estimated range of growth capital expenditures does not include any potential third party acquisitions that we will continue to evaluate throughout 2016.

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

Working Capital

Our working capital is the amount by which our current assets exceed our current liabilities and is a measure of our ability to pay our liabilities as they come due. Our working capital was $6.6 million and $16.7 million as of March 31, 2016 and December 31, 2015, respectively.

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

Critical Accounting Policies and Estimates

The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are set forth in our 2015 Form 10-K for the year ended December 31, 2015 and have not changed.

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

	Maturity	Notional Volume	Fair Value Asset/(Liability)	Effect of Hypothetical 10% Change
			(in thousands)
Fixed Price Swaps:
Propane (Gallons)	April 2016 - July 2017	5,460,806	$85	$243
Crude Oil (Barrels)	Aug 2016 - Nov 2016	(80,000)	(176)	337
Gasoline (Barrels)	May 2016	(36,000)	(39)	221

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

Interest rate risk. Our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of March 31, 2016, $100.0 million of our outstanding debt is economically hedged. Based on our unhedged interest rate exposure to variable rate debt outstanding as of March 31, 2016, a 1% increase or decrease in interest rates would change annual interest expense by approximately $0.5 million.

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

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

The information required for this item is provided in Note 9 — Commitments and Contingencies, included in the unaudited notes to our condensed consolidated financial statements included under Part I, Item I of this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors under Item 1A of our annual report on Form 10-K for the year ended December 31, 2015. There has been no material change in our risk factors from those described in our 2015 Form 10-K. Such risks are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also have a material adverse effect on our business or our operations.

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

JP ENERGY PARTNERS LP

	By:	JP ENERGY GP II LLC,
its general partner

Date: May 9, 2016	By:	/s/ J. Patrick Barley
J. Patrick Barley
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	By:	/s/ Patrick J. Welch
Patrick J. Welch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)