Form 10-Q
period 2016-06-30
JP Energy Partners LP
filed 2016-08-08
CIK 1523404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

At August 1, 2016, there were 18,529,541 common units and 18,124,560 subordinated units outstanding.

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

•changes in the long-term supply or production of and demand for oil, natural gas liquids, refined products and natural gas;

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

Item 1.Financial Statements

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2016	2015

	(in thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$1,287	$1,987
Accounts receivable, net	45,655	60,519
Receivables from related parties	694	8,624
Inventory	9,053	4,786
Prepaid expenses and other current assets	6,153	4,168
Current assets of discontinued operations held for sale	—	2,730
Total Current Assets	62,842	82,814

Non-current assets
Property, plant and equipment, net	285,308	291,454
Goodwill	216,692	216,692
Intangible assets, net	126,283	134,432
Deferred financing costs and other assets, net	2,734	3,223
Noncurrent assets of discontinued operations held for sale	—	6,644
Total Non-Current Assets	631,017	652,445
Total Assets	$693,859	$735,259

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$34,134	$45,933
Payables to related parties	98	—
Accrued liabilities	15,982	15,260
Capital leases and short-term debt	41	107
Customer deposits and advances	2,580	3,742
Current portion of long-term debt	1,134	454
Current liabilities of discontinued operations held for sale	—	640
Total Current Liabilities	53,969	66,136

Non-current liabilities
Long-term debt	158,000	162,740
Other long-term liabilities	1,795	1,463
Total Liabilities	213,764	230,339

Commitments and Contingencies

Partners’ capital
General Partner	9,568	5,568
Common units (22,119,170 units authorized; 18,529,541 and 18,465,320 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	252,368	266,691
Subordinated units (18,197,249 units authorized; 18,124,560 and 18,127,678 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	218,159	232,661
Total Partners’ Capital	480,095	504,920
Total Liabilities and Partners’ Capital	$693,859	$735,259

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in thousands, except unit and per unit data)
REVENUES
Crude oil sales	$82,242	$147,497	$123,388	$253,452
Gathering, transportation and storage fees	4,952	6,647	10,781	13,593
Gathering, transportation and storage fees - related parties	814	280	1,845	280
NGL and refined product sales	36,020	38,071	78,767	92,255
NGL and refined product sales - related parties	—	—	244	—
Refined products terminals and storage fees	3,352	3,068	6,450	6,176
Other revenues	3,389	3,885	6,785	6,983
Total revenues	130,769	199,448	228,260	372,739

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	93,580	162,398	150,740	292,314
Operating expense	16,159	17,649	32,489	33,902
General and administrative	9,441	10,815	20,648	24,876
Depreciation and amortization	11,629	11,518	23,165	22,281
Loss on disposal of assets, net	558	1,272	1,690	1,385
Total costs and expenses	131,367	203,652	228,732	374,758

OPERATING LOSS	(598)	(4,204)	(472)	(2,019)

OTHER INCOME (EXPENSE)
Interest expense	(2,103)	(1,382)	(4,533)	(2,497)
Other income, net	496	336	527	360

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,205)	(5,250)	(4,478)	(4,156)

Income tax expense	(160)	(229)	(576)	(251)

LOSS FROM CONTINUING OPERATIONS	(2,365)	(5,479)	(5,054)	(4,407)

DISCONTINUED OPERATIONS
Net income (loss) from discontinued operations	—	542	(539)	135

NET LOSS	$(2,365)	$(4,937)	$(5,593)	$(4,272)

Basic and diluted loss per unit
Net loss from continuing operations allocated to common units	$(1,133)	(2,692)	$(2,452)	$(2,137)
Net loss allocated to common units	(1,133)	(2,419)	$(2,724)	$(2,069)
Weighted average number of common units outstanding - basic	18,528,554	18,356,902	18,497,417	18,281,786
Weighted average number of common units outstanding - diluted	18,528,554	18,816,263	18,497,417	18,520,300
Basic and diluted net loss from continuing operations per common unit	$(0.06)	(0.15)	$(0.13)	$(0.12)
Basic and diluted net loss per common unit	(0.06)	(0.13)	$(0.15)	$(0.11)

Net loss from continuing operations allocated to subordinated units	$(1,232)	(2,787)	$(2,602)	$(2,270)
Net loss allocated to subordinated units	(1,232)	(2,518)	$(2,869)	$(2,203)
Weighted average number of subordinated units outstanding - basic and diluted	$18,124,817	18,149,629	18,125,697	18,167,625
Basic and diluted net loss from continuing operations per subordinated unit	(0.07)	(0.15)	$(0.14)	$(0.12)
Basic and diluted net loss per subordinated unit	(0.07)	(0.14)	$(0.16)	$(0.12)

Distributions declared per common and subordinated unit	$0.325	$0.325	$0.65	$0.65

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,593)	$(4,272)
Adjustments to reconcile net loss to net cash provided by operating activities including discontinued operations:
Depreciation and amortization	23,376	23,425
Derivative valuation changes	1,482	(3,602)
Amortization of deferred financing costs	482	455
Unit-based compensation expenses	942	552
Loss on disposal of assets	1,576	1,409
Bad debt expense	(61)	692
Other non-cash items	(423)	(186)
Changes in working capital, net of acquired assets and liabilities:
Accounts receivable	14,415	14,682
Receivables from related parties	7,930	2,159
Inventory	(5,204)	(9,292)
Prepaid expenses and other current assets	(1,998)	(5,191)
Accounts payable and other accrued liabilities	(9,582)	1,054
Payables to related parties	98	—
Customer deposits and advances	(652)	(2,524)
Changes in other assets and liabilities	196	(39)
Corporate overhead support from general partner	4,000	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,984	19,322

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,416)	(32,237)
Acquisitions of businesses	—	(12,475)
Proceeds received from sale of assets	11,297	1,001
NET CASH USED IN INVESTING ACTIVITIES	(3,119)	(43,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving line of credit	33,000	70,000
Payments on revolving line of credit	(37,000)	(23,000)
Payments on long-term debt and capital leases	(203)	(209)
Distributions to unitholders	(24,015)	(23,028)
Tax withholding on unit-based vesting	(159)	(92)
Other	(188)	(186)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(28,565)	23,485

Net change in cash and cash equivalents	(700)	(904)
Cash and cash equivalents balance, beginning of period	1,987	3,325
Cash and cash equivalents balance, end of period	$1,287	$2,421

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing transactions:
Accrued capital expenditures	$1,635	$6,496
Contributions from general partner	4,000	—
Acquisitions funded by issuance of units	—	3,442
Payable due to seller	—	86

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

	Units
	Common	Subordinated	Total

Balance - December 31, 2015	18,465,320	18,127,678	36,592,998

Issuance of units under LTIP, net of forfeitures	64,221	(3,118)	61,103
Balance - June 30, 2016	18,529,541	18,124,560	36,654,101

			General
	Common	Subordinated	Partner	Total
	(in thousands)
Balance - December 31, 2015	$266,691	$232,661	$5,568	$504,920

Unit-based compensation	787	155	—	942
Unit forfeitures and tax withholdings	(149)	(10)	—	(159)
Distributions to unitholders	(12,237)	(11,778)	—	(24,015)
Contributions from general partner	—	—	4,000	4,000
Net loss	(2,724)	(2,869)	—	(5,593)

Balance - June 30, 2016	$252,368	$218,159	$9,568	$480,095

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Basis of Presentation

Business.  The unaudited condensed consolidated financial statements presented herein contain the results of JP Energy Partners LP, a Delaware limited partnership, and its subsidiaries. All expressions of the “Partnership,” “JPE,” “us,” “we,” “our,” and all similar expressions are references to JP Energy Partners LP and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context requires otherwise. We were formed in May 2010 by members of management and were further capitalized in June 2011 by ArcLight Capital Partners, LLC (“ArcLight”) to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We completed our initial public offering in October 2014. Our operations currently consist of three business segments: (i) crude oil pipelines and storage, (ii) refined products terminals and storage and (iii) NGL distribution and sales, which together provide midstream infrastructure solutions for the growing supply of crude oil, refined products and NGLs, in the United States. JP Energy GP II LLC (“GP II”) is our general partner.

Basis of Presentation.  Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. All intercompany accounts and transactions have been eliminated in the preparation of the accompanying unaudited condensed consolidated financial statements.

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results expected for the full year ending December 31, 2016. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for fair statement of the financial position and results of operations for such interim periods in accordance with GAAP. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated interim financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on February 29, 2016.

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

Accounts Receivable.  Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on specific identification and expectation of collecting considering historical collection results. Account balances considered to be uncollectible are recorded to the allowance for doubtful accounts and charged to bad debt expense, which is included in general and administrative expenses in the condensed consolidated statements of operations. The allowance for doubtful accounts was $887,000 and $1,217,000 as of June 30, 2016 and December 31, 2015, respectively.

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

Crude Oil Pipelines and Storage. The crude oil pipelines and storage segment mainly generates revenues through crude oil sales and pipeline transportation and storage fees. We enter into outright purchase and sale contracts as well as buy/sell contracts with counterparties, under which contracts we gather and transport different types of crude oil and eventually sell the crude oil to either the same counterparty or different counterparties. We account for such revenue arrangements on a gross basis. Occasionally, we enter into crude oil inventory exchange arrangements with the same counterparty for which the purchase and sale of inventory are considered in contemplation of each other. Revenues from such inventory exchange arrangements are recorded on a net basis. Revenues for crude oil pipeline transportation services are recognized upon delivery of the product and when payment has either been received or collection is reasonably assured. For certain crude oil pipeline transportation arrangements, we enter into purchase and sale contracts with counterparties instead of pipeline transportation agreements. In such cases, we assess the indicators associated with agent and principal considerations for each arrangement to determine whether revenue should be recorded on a gross basis versus net basis. In addition, we also provide crude oil trucking transportation services to third party customers.

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

Comprehensive Loss. For the three and six months ended June 30, 2016 and 2015, comprehensive loss was equal to net loss.

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

3. Discontinued Operations

On February 1, 2016, we sold certain trucking and marketing assets in the Mid-Continent area (the “Mid-Continent Business”) to JP Development, simultaneous with JP Development’s sale of its GSPP pipeline assets to a third party buyer. The sales price related to the Mid-Continent Business was $9,685,000, in cash, which included certain adjustments related to inventory and other working capital items. As of December 31, 2015, the Mid-Continent Business met all the criteria to be classified as assets held for sale in accordance with ASC 360; therefore, we classified all the related assets and liabilities as held for sale in the condensed consolidated balance sheet at that date. The operating results of the Mid-Continent Business have been classified as discontinued operations for all periods presented in the condensed consolidated statements of operations. We combined the cash flows from the Mid-Continent Business with the cash flows from continuing operations for all periods presented in the condensed consolidated statements of cash flows. The Mid-Continent Business will not generate any continuing cash flows subsequent to the date of disposition. Prior to the classification as discontinued operations, we reported the Mid-Continent Business in our crude oil pipelines and storage segment. The following table summarizes selected financial information related to the Mid-Continent Business’ operations for the three and six months ended June 30, 2016 and 2015.

Condensed Consolidated Statements of Operations

The discontinued operations of the Mid-Continent Business are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
REVENUES
Crude oil sales	$—	$141,024	$11,493	$266,986
Gathering, transportation and storage fees	—	2	—	6
Other revenues	—	13	2	42
Total revenues	—	141,039	11,495	267,034

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	—	139,460	11,687	264,434
Operating expense	—	296	172	654
General and administrative	—	166	31	587
Depreciation and amortization	—	569	211	1,145
Loss (gain) on disposal of assets, net	—	7	(114)	24
Total costs and expenses	—	140,498	11,987	266,844

OPERATING INCOME (LOSS)	—	541	(492)	190

OTHER INCOME (EXPENSE)
Interest expense	—	—	(47)	(57)
Other income, net	—	1	—	2

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	542	(539)	135

Income tax expense	—	—	—	—

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$—	$542	$(539)	$135

Condensed Consolidated Balance Sheets

The current and non-current assets and liabilities of the Mid-Continent Business are as follows:

December 31,
2015
(in thousands)
ASSETS
Current assets
Inventory	$2,692
Prepaid expenses and other current assets	38
Total Current assets of discontinued operations held for sale	2,730

Non-current assets
Property, plant and equipment, net	5,203
Intangible assets, net	1,138
Deferred financing costs and other assets, net	303
Total Non-current assets of discontinued operations held for sale	6,644
Total Assets of discontinued operations held for sale	$9,374

LIABILITIES
Current liabilities
Accrued liabilities	$640
Total Current liabilities of discontinued operations held for sale	$640

The following table summarizes other selected financial information related to the Mid-Continent Business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Depreciation	$—	$317	$115	$625
Amortization	—	252	96	520
Capital expenditures	—	155	—	373

Other operating noncash items related to discontinued operations:
Derivative valuation changes	$—	$777	$—	$1,413
(Gain) loss on disposal of assets	—	7	(114)	24

4. Net Income per Unit

Net income per unit applicable to limited partner common units and to limited partner subordinated units is computed by dividing the respective limited partners’ interest in net income for the periods subsequent to the IPO by the weighted-average number of common units and subordinated units outstanding for the period. Income per limited partner unit is calculated in accordance with the two-class method for determining income per unit for master limited partnerships (“MLPs”) when incentive distribution rights (“IDRs”) and other participating securities are present. The two-class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed as cash, and allocated by applying the provisions of the partnership agreement, and requires a separate calculation for each quarter and year-to-date period. Under the two-class method, any excess of distributions declared over net income is allocated to the partners based on their respective sharing of income specified in the partnership agreement. Diluted net income per unit includes the effects of potentially dilutive units on our common units, consisting of unvested phantom units. Basic and diluted net income per unit applicable to limited partners holding subordinated units are the same because there are no potentially dilutive subordinated units outstanding.  For the three and six months ended June 30, 2016, diluted loss per unit was equal to basic loss per unit because the outstanding phantom units of 617,317 and 500,547, respectively, were antidilutive.

On July 25, 2016, the Board of Directors of our general partner declared a cash distribution for the second quarter of 2016 of $0.325 per common unit and subordinated unit. The distribution will be paid on August 12, 2016 to unitholders of record as of August 5, 2016.

The following tables illustrate our calculation of net (loss) income per common and subordinated unit for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(in thousands except for unit and per unit data)
Net loss from continuing operations attributable to the limited partners:
Distribution declared	$6,147	$5,890	$12,037	$6,091	$5,895	$11,986
Distributions in excess of net income	(7,280)	(7,122)	(14,402)	(8,783)	(8,682)	(17,465)
Net loss from continuing operations attributable to the limited partners	$(1,133)	$(1,232)	$(2,365)	$(2,692)	$(2,787)	$(5,479)

Net income from discontinued operations attributable to the limited partners	—	—	—	273	269	542
Net loss attributable to the limited partners	$(1,133)	$(1,232)	$(2,365)	$(2,419)	$(2,518)	$(4,937)

Weighted average units outstanding:
Basic	18,528,554	18,124,817	36,653,371	18,356,902	18,149,629	36,506,531
Dilutive effect of unvested phantom units	—	—	—	459,361	—	459,361
Diluted	18,528,554	18,124,817	36,653,371	18,816,263	18,149,629	36,965,892
Net (loss) income per unit:
Basic and diluted from continuing operations	$(0.06)	$(0.07)		$(0.15)	$(0.15)
Basic and diluted from discontinued operations	$—	$—		$0.02	$0.01
Basic and diluted total	$(0.06)	$(0.07)		$(0.13)	$(0.14)

	Six months ended June 30, 2016			Six Months Ended June 30, 2015
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(in thousands except for unit and per unit data)
Net loss from continuing operations attributable to the limited partners:
Distribution declared	$12,227	$11,782	$24,009	$12,012	$11,790	$23,802
Distributions in excess of net income	(14,679)	(14,384)	(29,063)	(14,149)	(14,060)	(28,209)
Net loss from continuing operations attributable to the limited partners	$(2,452)	$(2,602)	$(5,054)	$(2,137)	$(2,270)	$(4,407)

Net (loss) income from discontinued operations attributable to the limited partners	(272)	(267)	(539)	68	67	135
Net loss attributable to the limited partners	$(2,724)	$(2,869)	$(5,593)	$(2,069)	$(2,203)	$(4,272)

Weighted average units outstanding:
Basic	18,497,417	18,125,697	36,623,114	18,281,786	18,167,625	36,449,411
Dilutive effect of unvested phantom units	—	—	—	238,514	—	238,514
Diluted	18,497,417	18,125,697	36,623,114	18,520,300	18,167,625	36,687,925
Net (loss) income per unit:
Basic and diluted from continuing operations	$(0.13)	$(0.14)		$(0.12)	$(0.12)
Basic and diluted from discontinued operations	$(0.02)	$(0.02)		$0.01	$0.00
Basic and diluted total	$(0.15)	$(0.16)		$(0.11)	$(0.12)

5. Inventory

Inventory consists of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(in thousands)
Crude oil	$4,066	$338
NGLs	2,614	2,364
Refined products	290	430
Materials, supplies and equipment	2,083	1,654
Total inventory	$9,053	$4,786

6. Long-Term Debt

Long-term debt consists of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(in thousands)
Bank of America revolving loan	$158,000	$162,000
HBH note payable	1,015	1,077
Non-compete notes payable	119	117
Total long-term debt	$159,134	$163,194
Less: Current maturities	(1,134)	(454)
Total long-term debt, net of current maturities	$158,000	$162,740

Bank of America Credit Agreement.  We have a $275,000,000 revolving credit facility with Bank of America, N.A. (the “BOA Credit Agreement”) that matures on February 12, 2019. As of June 30, 2016, the unused portion of our revolving credit facility was $102,250,000. Issued and outstanding letters of credit, which reduced available borrowings under the BOA Credit Agreement, totaled $14,750,000 at June 30, 2016. The BOA Credit Agreement contains various restrictive covenants and compliance requirements. We were in compliance with all covenants as of June 30, 2016.

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

Commodity Price Risk. Our normal business activities expose us to risks associated with changes in the market price of crude oil, propane and refined products, among other commodities. Management believes it is prudent to limit our exposure to these risks, which include our (i) propane purchases, (ii) pre-existing or anticipated physical crude oil and refined product sales and (iii) certain crude oil held in inventory.  To meet this objective, we use a combination of fixed price swap and forward contracts. At times, we may also terminate or unwind hedges or portions of hedges in order to meet cash flow objectives or when the expected future volumes do not support the level of hedges. Our forward contracts that qualify for the Normal Purchase Normal Sale (“NPNS”) exception under GAAP are recognized when the underlying physical transaction is delivered.  While these contracts are considered derivative financial instruments under ASC 815, they are not recorded at fair value, but on an accrual basis of accounting. If it is determined that a transaction designated as NPNS no longer meets the scope exception, the fair value of the related contract is recorded on the balance sheet and immediately recognized through earnings.

In the first quarter of 2015, we entered into several long-term fixed price forward sale contracts related to certain barrels of crude oil we had on hand as of December 31, 2014, effectively locking these barrels at higher sales prices in future periods.  These forward sale contracts were intended to mitigate the effect of any decline in crude oil prices, but did not qualify for NPNS accounting under GAAP, because we normally buy and sell crude oil inventory either within the same month or in the following month. As a result, these longer than normal term forward sale contracts were given mark-to-market accounting treatment. As these forward sale contracts related to the marketing assets in our Mid-Continent Business (see Note 3), the fair values of the forward contracts were classified as held for sale in the consolidated balance sheets. As of December 31, 2015, the fair value of the Mid-Continent forward contracts was $630,000 and was included in current liabilities of discontinued operations held for sale in the condensed consolidated balance sheets.

The following table summarizes the net notional volume purchases (sales) of our outstanding commodity-related derivatives, excluding those derivatives that qualified for the NPNS exception as of June 30, 2016 and December 31, 2015, none of which were designated as hedges for accounting purposes.

	June 30, 2016		December 31, 2015
	Notional Volume	Maturity	Notional Volume	Maturity
Swaps :
Propane (Gallons)	4,440,589	July 2016 - Dec 2017	8,614,631	Jan 2016 - July 2017
Crude Oil (Barrels)	(90,000)	July 2016 - Nov 2016	(93,000)	Jan 2016

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our revolving credit facilities. We entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of our debt with a variable-rate component. These swaps effectively change the variable-rate cash flow exposure on the debt obligations to fixed rates. Under the terms of the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped.  As of June 30, 2016, our outstanding interest rate swap contracts contained a notional amount of $100,000,000 with maturity dates ranging from July 2016 to January 2019. There were no outstanding interest rate swap agreements as of December 31, 2015.

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

Fair Value of Derivative Instruments. We measure derivative instruments at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable (“level 2”) inputs, including contractual terms, commodity prices, interest rates and yield curves observable at commonly quoted intervals. None of our derivative contracts are designated as hedging instruments. The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015.

		Asset Derivatives		Liability Derivatives
		June 30,	December 31,	June 30,	December 31,
	Balance Sheet Location	2016	2015	2016	2015

		(in thousands)
Commodity swaps	Prepaid expenses and other current assets	$955	$92	$—	$—
Commodity swaps	Accrued liabilities	—	—	(1,556)	(450)
Commodity swaps	Deferred financing costs and other assets, net	16	—	—	—
Commodity swaps	Other long-term liabilities	—	—	—	(24)
Interest rate swaps	Accrued liabilities	—	—	(387)	—
Interest rate swaps	Other long-term liabilities	—	—	(892)	—

The following tables present the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 that are subject to enforceable master netting arrangements.

	As of June 30, 2016
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented in the Balance Sheet	Financial Collateral	Net Amount
	(in thousands)
Derivative Assets:
Derivative contracts - current	$955	$(955)	$—	$—	$—
Derivative contracts - noncurrent	16	(16)	—	—	—
Derivative Liabilities:
Derivative contracts - current	$1,943	$(955)	$988	$—	$988
Derivative contracts - noncurrent	892	(16)	876	—	876

	As of December 31, 2015
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented in the Balance Sheet	Financial Collateral	Net Amount
	(in thousands)
Derivative Assets:
Derivative contracts - current	$92	$(92)	$—	$—	$—
Derivative contracts - noncurrent	—	—	—	—	—
Derivative Liabilities:
Derivative contracts - current	$450	$(92)	$358	$—	$358
Derivative contracts - noncurrent	24	—	24	—	24

The following table summarizes the amounts recognized with respect to our derivative instruments within the condensed consolidated statements of operations. None of our derivatives are designated as hedges for accounting purposes.

		Amount of Loss Recognized in Income on Derivatives
	Location of Loss Recognized in	Three Months Ended		Six Months Ended
	Income on Derivatives	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
		(in thousands)
Commodity derivatives (swaps)	Cost of sales	(601)	(1,254)	(736)	(1,119)
Interest rate swaps	Interest expense	(509)	(4)	(1,311)	(26)

The following table presents the amounts recognized with respect to derivative instruments related to the Mid-Continent Business, which have been included in amounts classified as discontinued operations in the condensed consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)

(Loss) gain recognized on derivatives from discontinued operations	$—	$(4,437)	$361	$(3,801)

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

8. Partners’ Capital and Distributions

Distributions. Our Partnership Agreement requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, subject to certain terms and conditions. The following table shows the distributions declared by us subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Cash Distributions (per unit)
December 31, 2015	February 5, 2016	February 12, 2016	$0.325
March 31, 2016	May 6, 2016	May 13, 2016	$0.325
June 30, 2016	August 5, 2016	August 12, 2016	$0.325

9. Unit-Based Compensation

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

The following table presents phantom units activity for the six months ended June 30, 2016:

Phantom Units	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	392,420	$12.99
Service condition grants	362,743	5.33
Vested service condition	(92,430)	11.18
Forfeited service condition	(62,970)	11.49
Total outstanding at end of period	599,763	8.79

We expect to recognize $3.3 million of compensation expense related to non-vested phantom units over a weighted average period of 1.6 years. We have estimated a weighted average forfeiture rate of 33% in calculating the unit-based compensation expense.

Restricted (Non-Vested) Common and Subordinated Units.  All of our restricted Class B common units were granted prior to our IPO in October 2014, and were converted into restricted common units and restricted subordinated units upon the IPO at certain conversion ratios.

The following table presents restricted (non-vested) common and subordinated units activity for the six months ended June 30, 2016:

	Common Units		Subordinated Units
Restricted (Non-Vested) Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	6,424	$25.91	26,216	$25.91
Vested - service condition	(2,482)	27.74	(10,129)	27.74
Outstanding at the end of period	3,942	24.76	16,087	24.76

We expect to recognize $367,000 of compensation expense related to restricted (non-vested) common and subordinated units over a weighted average period of 1.3 years.

Total unit-based compensation expenses related to our phantom units and restricted (non-vested) common and subordinated units were $383,000 and $97,000 for the three months ended June 30, 2016 and 2015, respectively, and $942,000 and $503,000 for the six months ended June 30, 2016 and 2015, respectively.

10. Commitments and Contingencies

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. As of June 30, 2016 and December 31, 2015, we had no significant environmental matters.

11. Reportable Segments

In the fourth quarter of 2015, we reorganized our business segments to match the change in our internal organization and management structure.  The segment changes reflect the focus of our chief operating decision maker (“CODM”) and how performance of operations is evaluated and resources are allocated.  Therefore, the results of our formerly reported crude oil supply and logistics segment have been combined into our crude oil pipelines and storage segment.  As a result of the reorganization, our operations currently consist of three business segments: (i) crude oil pipelines and storage, (ii) refined products terminals and storage and (iii) NGL distribution and sales.  Accordingly, we have presented segment information for the three and six months ended June 30, 2015 to reflect this new segment adjustment.

Crude oil pipelines and storage.  The crude oil pipelines and storage segment consists of a crude oil pipeline operation and a crude oil storage facility. The crude oil pipeline operates in the Permian Basin consisting of approximately 156 miles of high-pressure steel pipeline with throughput capacity of approximately 130,000 barrels per day and a related system of truck terminals, LACT bay facilities, crude oil receipt points and crude oil storage facilities with an aggregate of 140,000 barrels of shell storage capacity. We also own a crude oil storage facility that has an aggregate storage capacity of approximately 3,000,000 barrels in Cushing, Oklahoma.

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

Refined products terminals and storage.  The refined products terminals and storage segment has an aggregate storage capacity of 1.3 million barrels in two refined products terminals located in North Little Rock, Arkansas and Caddo Mills, Texas. The North Little Rock terminal has storage capacity of 550,000 barrels in 11 tanks and has eight loading lanes with automated truck loading equipment. The Caddo Mills terminal consists of 10 storage tanks with an aggregate capacity of approximately 770,000 barrels and has five loading lanes with automated truck loading equipment.  In the second quarter of 2016, we completed the connection of the North Little Rock terminal to Magellan’s Little Rock Pipeline. Following the connection, the North Little Rock terminal allows delivery from Enterprise TE Products Pipeline Company LLC and Magellan’s Little Rock Pipeline. The Caddo Mills terminal is primarily served by the Explorer Pipeline.

NGL distribution and sales.  The NGL distribution and sales segment consists of three businesses: (i) portable cylinder tank exchange; (ii) NGL sales through our retail, commercial and wholesale distribution business; and (iii)  NGL gathering and transportation business. Currently, the cylinder exchange network covers 46 states through a network of approximately 20,000 locations, which includes grocery chains, pharmacies, convenience stores and hardware stores. Additionally, in seven states in the southwest region of the United States, we sell NGLs to retailers, wholesalers, industrial end users and commercial and residential customers. We also own a fleet of NGL gathering and transportation operations trucks operating in the Eagle Ford shale and the Permian Basin.

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

The following tables reflect certain financial data for each reportable segment for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
External Revenues:
Crude oil pipelines and storage	$87,511	$153,433	$134,399	$264,977
Refined products terminals and storage	8,518	4,703	14,507	10,211
NGL distribution and sales	34,740	41,312	79,354	97,551
Total revenues	$130,769	$199,448	$228,260	$372,739

Cost of Sales, excluding depreciation and amortization:
Crude oil pipelines and storage	$77,899	$143,613	$116,871	$246,826
Refined products terminals and storage	3,772	1,292	6,057	3,167
NGL distribution and sales	12,425	19,074	28,734	47,028
Amounts not included in segment Adjusted EBITDA	(516)	(1,581)	(922)	(4,707)
Total cost of sales, excluding depreciation and amortization	$93,580	$162,398	$150,740	$292,314

Operating Expenses:
Crude oil pipelines and storage	$2,027	$2,623	$4,264	$5,272
Refined products terminals and storage	504	762	1,212	1,371
NGL distribution and sales	13,638	14,222	27,280	27,008
Amounts not included in segment Adjusted EBITDA	(10)	42	(267)	251
Total operating expenses	$16,159	$17,649	$32,489	$33,902

Adjusted EBITDA:
Crude oil pipelines and storage	$6,917	$6,547	$11,731	$11,430
Refined products terminals and storage	4,047	2,518	6,905	5,340
NGL distribution and sales	6,369	4,828	18,658	16,852
Total Adjusted EBITDA from reportable segments	$17,333	$13,893	$37,294	$33,622

A reconciliation of total Adjusted EBITDA from reportable segments to loss from continuing operations before income taxes is included in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Total Adjusted EBITDA from reportable segments	$17,333	$13,893	$37,294	$33,622
Other expenses not allocated to reportable segments	(2,452)	(6,120)	(7,860)	(13,310)
Depreciation and amortization	(11,629)	(11,518)	(23,165)	(22,281)
Interest expense	(2,103)	(1,382)	(4,533)	(2,497)
Loss on disposal of assets, net	(558)	(1,272)	(1,690)	(1,385)
Unit-based compensation	(383)	(97)	(942)	(503)
Total loss on commodity derivatives	(601)	(1,254)	(736)	(1,119)
Net cash payments for commodity derivatives settled during the period	144	2,835	532	6,027
Non-cash inventory costing adjustment	973	—	1,126	—
Corporate overhead support from general partner (1)	(3,500)	—	(5,000)	—
Transaction costs and other	571	(335)	496	(2,710)
Loss from continuing operations before income taxes	$(2,205)	$(5,250)	$(4,478)	$(4,156)

(1)	Represents expenses incurred by us that were absorbed by our general partner and not passed through to us.

Total assets for our reportable segments as of June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Crude oil pipelines and storage	$388,742	$408,304
Refined products terminals and storage	132,056	131,931
NGL distribution and sales	158,863	173,558
Corporate and other	14,198	12,092
Discontinued operations held for sale	—	9,374
Total assets	$693,859	$735,259

12. Related Party Transactions

We performed certain management services for JP Development through January 2016. We received a monthly fee of $50,000 for these services, which reduced the general and administrative expenses on the condensed consolidated statements of operations by $150,000 for the three months ended June 30, 2015, and $50,000 and $300,000 for the six months ended June 30, 2016 and 2015, respectively.

Prior to February 2016, JP Development had a pipeline transportation business that provided crude oil pipeline transportation services to our discontinued Mid-Continent Business. As a result of utilizing JP Development’s pipeline transportation services, we incurred pipeline tariff fees of $1,625,000 for the three months ended June 30, 2015 and $372,000 and $3,265,000 for the six months ended June 30, 2016 and 2015, respectively, which have been included in net loss from discontinued operations in the condensed consolidated statements of operations. As of December 31, 2015, we had a net receivable from JP Development of $7,933,000, primarily as the result of the prepayments made in 2014 for the crude oil pipeline transportation services to be provided by JP Development. We recovered these amounts in full on February 1, 2016.

As discussed in Note 3, on February 1, 2016, we sold certain trucking and marketing assets in the Mid-Continent area to JP Development in connection with JP Development’s sale of its GSPP pipeline assets to a third party.

As a result of the acquisition of the North Little Rock, Arkansas refined product terminal in November 2012, Truman Arnold Companies (“TAC”) owns common and subordinated units in us. In addition, Mr. Greg Arnold, President and CEO of TAC, is one of our directors and owns a 5% equity interest in our general partner. Our refined products terminals and storage segment sold refined products to TAC during the six months ended June 30, 2016. We did not sell refined products to TAC during the three months ended June 30, 2016 or during the three and six months ended June 30, 2015. Our revenue from TAC was $244,000 for the six months ended June 30, 2016, which is included in NGL and refined product sales – related parties in the condensed consolidated statements of operations.

Our NGL distribution and sales segment also purchases refined products from TAC. We paid $243,000 and $288,000 during the three months ended June 30, 2016 and 2015, respectively, and $462,000 and $514,000 during the six months ended June 30, 2016 and 2015, respectively, for refined product purchases from TAC, which are included in cost of sales on the condensed consolidated statements of operations.

Through April 2015, we entered into transactions with CAMS Bluewire, an entity in which ArcLight holds a non-controlling interest. CAMS Bluewire provided IT support for us. We paid $22,000 and $132,000 for the three and six months ended June 30, 2015, for IT support and consulting services, and for the purchases of IT equipment, which are included in operating expense, general and administrative and property, plant and equipment, net, in the condensed consolidated statements of operations and the condensed consolidated balance sheets.

We perform certain management services for Republic Midstream, LLC (“Republic”), an entity owned by ArcLight. We charged a monthly fee of approximately $58,000 for these services through November 2015. In December 2015, the monthly fee increased to $75,000. The monthly fee reduced the general and administrative expenses on the condensed consolidated statements of operations by $225,000 and $175,000 for the three months ended June 30, 2016 and 2015, respectively, and $450,000 and $350,000 for the six months ended June 30, 2016 and 2015, respectively. During the second quarter of 2015, we began performing crude transportation and marketing services for Republic. We charged $814,000 and $280,000 in the three months ended June 30, 2016 and 2015, respectively, and $1,845,000 and $280,000 for the six months ended June 30, 2016 and 2015, respectively, for these services which are included in gathering, transportation and storage fees – related parties and crude oil sales – related parties on the condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, we had a receivable balance due from Republic of $487,000 and $646,000, respectively, which is included in receivables from related parties in the condensed consolidated balance sheets.

During the three and six months ended June 30, 2016, our general partner agreed to absorb $3,500,000 and $5,000,000, respectively, of corporate overhead expenses incurred by us and not pass such expense through to us.  We receive reimbursements for these expenses from our general partner in the quarters subsequent to when they were incurred, which was $1,500,000 and $4,000,000, respectively, for the three and six months ended June 30, 2016.  In the first quarter of 2015, certain executive bonuses related to the year ended December 31, 2014 were paid on our behalf by ArcLight.  In the second quarter of 2015, ArcLight agreed to reimburse us for certain professional fees we incurred.  The total amounts paid on our behalf were $1,254,000 and $2,604,000 for the three and six months ended June 30, 2015, respectively, and were treated as deemed contributions from ArcLight.

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

General

We are a growth-oriented limited partnership formed in May 2010 by members of management and further capitalized by ArcLight to own, operate, develop and acquire a diversified portfolio of midstream energy assets. We completed our initial public offering in October 2014. In the fourth quarter of 2015, we reorganized our business segments to match the change in our internal organization and management structure. The segment changes reflect the focus of our chief operating decision maker (“CODM”) and how performance of operations is evaluated and resources are allocated. Therefore, the results of our formerly reported crude oil supply and logistics segment have been combined into our crude oil pipelines and storage segment. As a result of the reorganization, our operations currently consist of three business segments: (i) crude oil pipelines and storage, (ii) refined products terminals and storage and (iii) NGL distribution and sales. Together our businesses provide midstream infrastructure solutions for the growing supply of crude oil, refined products and NGLs in the United States. Our primary business strategy has been to focus on:

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

Recent Trends

Changes in Commodity Prices

Average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $61.36 per barrel to a low of $26.19 per barrel during the period from January 1, 2015 through June 30, 2016. Fluctuations in energy prices, like the recent declines in commodity prices of crude oil, can also greatly affect the development of new crude oil reserves, including reserves in our areas of operation in the Midland Basin. Further declines in commodity prices of crude oil could have a negative impact on exploration, development and production activity, and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our assets and increased competition for production volumes. We are unable to predict future potential movements in the market price for crude oil and, thus, cannot predict the ultimate impact of commodity prices on our operations. If commodity prices continue to trend lower as they did in the latter part of 2014 and the first quarter of 2016, this could lead to reduced profitability and may result in future potential impairments of long-lived assets, goodwill or intangible assets. We performed our annual impairment assessment of goodwill at year end of 2015, which resulted in an impairment charge of $29.9 million. Due to the market conditions discussed above, there is an increased likelihood of incurring additional future goodwill impairments, which may be material.

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

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA to net loss
Net loss	$(2,365)	$(4,937)	$(5,593)	$(4,272)
Depreciation and amortization	11,629	11,518	23,165	22,281
Interest expense	2,103	1,382	4,533	2,497
Income tax expense	160	229	576	251
Loss on disposal of assets, net	558	1,272	1,690	1,385
Unit-based compensation	383	97	942	503
Total loss on commodity derivatives	601	1,254	736	1,119
Net cash payments for commodity derivatives settled during the period	(144)	(2,835)	(532)	(6,027)
Non-cash inventory costing adjustment	(973)	—	(1,126)	—
Corporate overhead support from general partner (1)	3,500	—	5,000	—
Transaction costs and other	(571)	335	(496)	2,710
Discontinued operations (2)	—	(1,257)	168	1,800
Adjusted EBITDA	$14,881	$7,058	$29,063	$22,247

(1)	Represents expenses incurred by us that were absorbed by our general partner and not passed through to us.

(2)	In February 2016, we completed the sale of our Mid-Continent Business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of adjusted gross margin to operating loss
Adjusted gross margin
Crude oil pipelines and storage	$9,612	$9,820	$17,528	$18,151
Refined products terminals and storage	4,746	3,411	8,450	7,044
NGL distribution and sales	22,315	22,238	50,620	50,523
Total Adjusted gross margin	36,673	35,469	76,598	75,718

Operating expenses	(16,159)	(17,649)	(32,489)	(33,902)
General and administrative	(9,441)	(10,815)	(20,648)	(24,876)
Depreciation and amortization	(11,629)	(11,518)	(23,165)	(22,281)
Loss on disposal of assets, net	(558)	(1,272)	(1,690)	(1,385)
Total loss on commodity derivatives	(601)	(1,254)	(736)	(1,119)
Net cash payments for commodity derivatives settled during the period	144	2,835	532	6,027
Non-cash inventory costing adjustment	973	—	1,126	—
Other non-cash items	—	—	—	(201)
Operating loss	$(598)	$(4,204)	$(472)	$(2,019)

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
TOTAL REVENUES	$130,769	$199,448	$228,260	$372,739

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	93,580	162,398	150,740	292,314
Operating expense	16,159	17,649	32,489	33,902
General and administrative	9,441	10,815	20,648	24,876
Depreciation and amortization	11,629	11,518	23,165	22,281
Loss on disposal of assets, net	558	1,272	1,690	1,385
Total costs and expenses	131,367	203,652	228,732	374,758

OPERATING LOSS	(598)	(4,204)	(472)	(2,019)

OTHER INCOME (EXPENSE)
Interest expense	(2,103)	(1,382)	(4,533)	(2,497)
Other income, net	496	336	527	360

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,205)	(5,250)	(4,478)	(4,156)

Income tax expense	(160)	(229)	(576)	(251)
LOSS FROM CONTINUING OPERATIONS	(2,365)	(5,479)	(5,054)	(4,407)

DISCONTINUED OPERATIONS (1)
Net income (loss) from discontinued operations	—	542	(539)	135

NET LOSS	$(2,365)	$(4,937)	$(5,593)	$(4,272)

(1)	In February 2016, we completed the sale of our Mid-Continent Business.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Consolidated Results

	Three Months Ended June 30,
	2016	2015	Variance

	(in thousands)
Segment Adjusted EBITDA
Crude oil pipelines and storage (1)	$6,917	$6,547	$370
Refined products terminals and storage (1)	4,047	2,518	1,529
NGL distribution and sales (1)	6,369	4,828	1,541
Discontinued operations (2)	—	(715)	715
Corporate and other	(2,452)	(6,120)	3,668
Total Adjusted EBITDA	14,881	7,058	7,823
Depreciation and amortization	(11,629)	(11,518)	(111)
Interest expense	(2,103)	(1,382)	(721)
Income tax expense	(160)	(229)	69
Loss on disposal of assets, net	(558)	(1,272)	714
Unit-based compensation	(383)	(97)	(286)
Total loss on commodity derivatives	(601)	(1,254)	653
Net cash payments for commodity derivatives settled during the period	144	2,835	(2,691)
Non-cash inventory costing adjustment	973	—	973
Corporate overhead support from general partner	(3,500)	—	(3,500)
Transaction costs and other	571	(335)	906
Discontinued operations (2)	—	1,257	(1,257)
Net loss	$(2,365)	$(4,937)	$2,572

(1)	See further analysis of Adjusted EBITDA of each reportable segment below.

(2)	In February 2016, we completed the sale of our Mid-Continent Business.

Corporate and other Adjusted EBITDA. Corporate and other Adjusted EBITDA primarily represents corporate expenses not allocated to reportable segments. Such expenses decreased to $2.5 million for the three months ended June 30, 2016 from $6.1 million for the three months ended June 30, 2015. The decrease was primarily due to $3.5 million of expenses incurred by us during the three months ended June 30, 2016, that were absorbed by our general partner and not passed through to us.

Interest expense. Interest expense for the three months ended June 30, 2016 increased to $2.1 million from $1.4 million for the three months ended June 30, 2015. The increase was primarily due to non-cash losses on interest rate swaps and an increase in average outstanding borrowings under our revolving credit facility.  Our interest rate swaps are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period.  Losses on interest rate swaps increased $0.5 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of forward market interest rates decreasing. Our average outstanding borrowings increased from $136.8 million for the three months ended June 30, 2015 to $159.6 million for the three months ended June 30, 2016.

Loss on disposal of assets, net. The loss on disposal of assets, net for the three months ended June 30, 2016 was $0.6 million compared to $1.3 million for the three months ended June 30, 2015. The change is primarily due to a reduction in the amount of scrapped cylinders and valve assets in our propane cylinder exchange business.

Total loss on commodity derivatives and net cash payments for commodity derivatives settled during the period. The changes in both total loss on commodity derivatives and net cash payments for commodity derivatives settled during the period are primarily due to the more favorable position of our propane and crude hedges during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Non-cash inventory costing adjustment. We use the first-in, first-out (“FIFO”) method to calculate the cost of our crude oil inventory.  Occasionally, we physically hold the crude oil inventory during contango market conditions (when the price of crude oil for future delivery is higher than current prices).  The non-cash inventory costing adjustment reflects the difference between the actual purchase price for this crude oil inventory and the cost calculated under the FIFO method.   As a result, we have excluded the $1.0 million non-cash inventory costing adjustment in calculating Adjusted EBITDA, which will result in realization of the actual cost of this inventory in the same period when the inventory is physically sold.

Corporate overhead support from general partner. Corporate overhead support from general partner of $3.5 million represents expenses incurred by us during the three months ended June 30, 2016, that were absorbed by our general partner and not passed through to us.

 Discontinued operations. Discontinued operations primarily represents non-cash depreciation and amortization expense, the total loss on commodity derivatives and net cash payments for commodity derivatives settled during the period and non-cash inventory costing adjustments related to the discontinued operations previously owned by our crude oil pipelines and storage segment. Such amounts were $1.3 million in the three months ended June 30, 2015 primarily due to a $3.9 million non-cash inventory costing adjustment in the three months ended June 30, 2015. As noted above, we use the FIFO method to calculate the cost of our crude oil inventory. During the first quarter of 2015, we entered into several fixed price forward sale contracts that settled during the third and fourth quarters of 2015. We physically held the crude oil inventory associated with those forward sales contracts until the time of the sale. The non-cash inventory costing adjustment reflected the difference between the actual purchase price for the crude oil inventory and the cost calculated under the FIFO method. As a result, we excluded the $3.9 million non-cash inventory costing adjustment in calculating Adjusted EBITDA in the three months ended June 30, 2015, which resulted in realization of the actual cost of the inventory in the same period when the inventory was physically sold. This increase was partially offset by changes in the total loss on commodity derivatives and net cash payments for commodity derivatives settled during the period of $2.0 million and depreciation and amortization expense of $0.6 million in the three months ended June 30, 2015.

Segment Operating Results

Crude Oil Pipelines and Storage

	Three Months Ended June 30,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
Crude oil pipeline throughput (Bbls/d) (1)	25,219	29,541	(4,322)
Crude oil sales (Bbls/d) (2)	25,400	33,349	(7,949)
Revenues:
Crude oil sales	$82,242	$147,497	$(65,255)
Gathering, transportation and storage fees	4,947	5,387	(440)
Other revenues	322	549	(227)
Total Revenues	87,511	153,433	(65,922)
Cost of sales, excluding depreciation and amortization (3)	(77,899)	(143,613)	65,714
Adjusted gross margin	9,612	9,820	(208)
Operating expenses (3)	(2,027)	(2,623)	596
General and administrative	(668)	(650)	(18)
Segment Adjusted EBITDA	$6,917	$6,547	$370

(1)

Represents the average daily throughput volume in our crude oil pipelines and storage segment. The volumes in our crude oil storage facility are excluded because they have no effect on operations as we receive a set fee per month that does not fluctuate with the volume of crude oil stored.

(2)	Represents the average daily sales volume in our crude oil pipelines and storage segment.

(3)	Certain expenses have been excluded from cost of sales, excluding depreciation and amortization and operating expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Crude oil pipeline throughput volumes decreased to 25,219 barrels per day for the three months ended June 30, 2016 from 29,541 barrels per day for the three months ended June 30, 2015. Crude oil sales volumes decreased to 25,400 barrels per day for the three months ended June 30, 2016 from 33,349 barrels per day for the three months ended June 30, 2015. The decrease in crude oil pipeline throughput volumes is due to overall reduction in our customer crude oil production volumes in our areas of operation.  The reduction in crude oil sales volumes is primarily due to lower crude oil production for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Adjusted gross margin. Adjusted gross margin decreased to $9.6 million for the three months ended June 30, 2016 from $9.8 million for the three months ended June 30, 2015. The decrease was primarily due to a decrease in crude oil sales and throughput volumes of $1.0 million and $0.5 million, respectively, as explained above, partially offset by an increase in crude oil sales margin of $1.3 million due to improved cost efficiencies on trucked barrels.

Operating expenses. Operating expenses decreased to $2.0 million for the three months ended June 30, 2016 from $2.6 million for the three months ended June 30, 2015. The decrease was primarily due to reductions in personnel costs of $0.5 million from lower headcount.

Refined Products Terminals and Storage

	Three Months Ended June 30,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
Terminal and storage throughput (Bbls/d) (1)	58,655	61,073	(2,418)
Revenues:
Refined products sales	$5,037	$1,616	$3,421
Refined products terminals and storage fees	3,481	3,087	394
Total Revenues	8,518	4,703	3,815
Cost of sales, excluding depreciation and amortization (2)	(3,772)	(1,292)	(2,480)
Adjusted gross margin	4,746	3,411	1,335
Operating expenses (2)	(504)	(762)	258
General and administrative	(196)	(132)	(64)
Other income	1	1	—
Segment Adjusted EBITDA	$4,047	$2,518	$1,529

(1)	Represents the average daily throughput volume in our refined products terminals and storage segment.

(2)	Certain expenses have been excluded from cost of sales, excluding depreciation and amortization and operating expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Volumes decreased to 58,655 barrels per day for the three months ended June 30, 2016 from 61,073 for the three months ended June 30, 2015. The decrease was primarily due to increased competition in our areas of operations.

Revenues. Revenues increased to $8.5 million for the three months ended June 30, 2016 from $4.7 million for the three months ended June 30, 2015. The increase was primarily due to an increase in refined products sales revenue of $3.4 million related to timing of our sale of butane blending volumes in the three months ended June 30, 2016.

Cost of Sales, excluding depreciation and amortization. Cost of sales, excluding depreciation and amortization, increased to $3.8 million for the three months ended June 30, 2016 from $1.3 million for the three months ended June 30, 2015. The increase was primarily due to an increase in refined products sales volumes.

Operating expenses. Operating expenses decreased to $0.5 million for the three months ended June 30, 2016 from $0.8 million for the three months ended June 30, 2015. The decrease was primarily due to $0.2 million in expenses incurred in the three months ended June 30, 2015 related to inadvertent product releases.

NGL Distribution and Sales

	Three Months Ended June 30,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
NGL and refined product sales (Mgal/d) (1)	164	180	(16)
Revenues:
Gathering, transportation and storage fees	$662	$1,492	$(830)
NGL and refined product sales	30,983	36,455	(5,472)
Other revenues	3,095	3,365	(270)
Total Revenues	34,740	41,312	(6,572)
Cost of sales, excluding depreciation and amortization (2)	(12,425)	(19,074)	6,649
Adjusted gross margin	22,315	22,238	77
Operating expenses (2)	(13,638)	(14,222)	584
General and administrative (2)	(2,306)	(3,217)	911
Other income, net	(2)	29	(31)
Segment Adjusted EBITDA	$6,369	$4,828	$1,541

(1)	Represents the average daily sales volume in our NGL distribution and sales segment.

(2)

Certain expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Adjusted gross margin. Adjusted gross margin remained relatively flat in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in NGL and refined product sales margin was offset by a decrease in NGL and refined product sales volumes.  The average NGL and refined products sales margin increased due to more favorable market conditions in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  The reduction in NGL and refined product sales volumes was primarily due to a decline in volumes associated with oilfield services as a result of lower exploration and production activity in the three months ended June 30, 2016, partially offset by an increase in volumes due to the acquisition of Southern Propane in May 2015.

Operating expenses. Operating expenses decreased to $13.6 million for the three months ended June 30, 2016 from $14.2 million for the three months ended June 30, 2015. The decrease was primarily due to a reduction in employee costs of $0.5 million related to a reduction in headcount.

General and administrative. General and administrative expenses decreased to $2.3 million for the three months ended June 30, 2016 from $3.2 million for the three months ended June 30, 2015 due to overall cost reduction efforts. The decrease is primarily due to a reduction in bad debt expense of $0.3 million from an improvement in collection efforts and lower personnel costs of $0.4 million related to reduction in headcount.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Consolidated Results

	Six months ended June 30,
	2016	2015	Variance

	(in thousands)
Segment Adjusted EBITDA
Crude oil pipelines and storage (1)	$11,731	$11,430	$301
Refined products terminals and storage (1)	6,905	5,340	1,565
NGL distribution and sales (1)	18,658	16,852	1,806
Discontinued operations (2)	(371)	1,935	(2,306)
Corporate and other	(7,860)	(13,310)	5,450
Total Adjusted EBITDA	29,063	22,247	6,816
Depreciation and amortization	(23,165)	(22,281)	(884)
Interest expense	(4,533)	(2,497)	(2,036)
Income tax expense	(576)	(251)	(325)
Loss on disposal of assets, net	(1,690)	(1,385)	(305)
Unit-based compensation	(942)	(503)	(439)
Total loss on commodity derivatives	(736)	(1,119)	383
Net cash payments for commodity derivatives settled during the period	532	6,027	(5,495)
Non-cash inventory costing adjustment	1,126	—	1,126
Corporate overhead support from general partner	(5,000)	—	(5,000)
Transaction costs and other	496	(2,710)	3,206
Discontinued operations (2)	(168)	(1,800)	1,632
Net loss	$(5,593)	$(4,272)	$(1,321)

(1)	See further analysis of Adjusted EBITDA of each reportable segment below.

(2)	In February 2016, we completed the sale of our Mid-Continent Business.

Discontinued operations Adjusted EBITDA. Adjusted EBITDA related to discontinued operations included previously in our crude oil pipelines and storage segment decreased $2.3 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was primarily due to a decrease in crude oil sales volumes and crude oil sales margin in our operations in the Mid-Continent region of Oklahoma and Kansas. We completed the sale of our Mid-Continent Business in February 2016.

Corporate and other Adjusted EBITDA. Corporate and other Adjusted EBITDA primarily represents corporate expenses not allocated to reportable segments. Such expenses decreased to $7.9 million for the six months ended June 30, 2016 from $13.3 million for the six months ended June 30, 2015. The decrease was primarily due to $5.0 million of expenses incurred by us during the six months ended June 30, 2016, that were absorbed by our general partner and not passed through to us, as well as a decrease in employee expenses of $0.5 million.

Depreciation and amortization expense. Depreciation and amortization expense for the six months ended June 30, 2016 increased to $23.2 million from $22.3 million for the six months ended June 30, 2015. The increase was primarily due to the expansions of our Silver Dollar Pipeline System throughout 2015. Our average depreciable asset base increased from $304.0 million during the six months ended June 30, 2015 to $354.0 million during the six months ended June 30, 2016.

Interest expense. Interest expense for the six months ended June 30, 2016 increased to $4.5 million from $2.5 million for the six months ended June 30, 2015. The increase was primarily due to non-cash losses on interest rate swaps and an increase in average outstanding borrowings under our revolving credit facility.  Our interest rate swaps are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period.

Losses on interest rate swaps increased $1.4 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as a result of forward market interest rates decreasing. Our average outstanding borrowings increased from $119.9 million for the six months ended June 30, 2015 to $158.6 million for the six months ended June 30, 2016.

Unit-based compensation.  Unit-based compensation for the six months ended June 30, 2016 increased to $0.9 million from $0.5 million for the six months ended June 30, 2015 primarily due to the additional LTIP phantom units granted in the six months ended June 30, 2016.

Total loss on commodity derivatives and net cash payments for commodity derivatives settled during the period. The reduction in both total loss on commodity derivatives and net cash payments for commodity derivatives settled during the period are primarily due to the more favorable position of our propane and crude hedges during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Non-cash inventory costing adjustment. We use the FIFO method to calculate the cost of our crude oil inventory.  Occasionally, we will physically hold the crude oil inventory during contango market conditions (when the price of crude oil for future delivery is higher than current prices).  The non-cash inventory costing adjustment reflects the difference between the actual purchase price for this crude oil inventory and the cost calculated under the FIFO method.   As a result, we have excluded the $1.1 million non-cash inventory costing adjustment in calculating Adjusted EBITDA, which will result in realization of the actual cost of this inventory in the same period when the inventory is physically sold.

Corporate overhead support from general partner. Corporate overhead support from general partner of $5.0 million represents expenses incurred by us during the six months ended June 30, 2016, that were absorbed by our general partner and not passed through to us.

 Discontinued operations. Discontinued operations primarily represents non-cash depreciation and amortization expense, the total loss on commodity derivatives and net cash payments for commodity derivatives settled during the period, non-cash inventory costing adjustments and non-cash vacation expense related to the discontinued operations previously owned by our crude oil pipelines and storage segment. Such amounts decreased to $0.2 million in the six months ended June 30, 2016 from $1.8 million for the three months ended June 30, 2015 primarily due to changes in the total loss on commodity derivatives and net cash payments for commodity derivatives settled during the period of $1.4 million and reduction in depreciation and amortization expense of $0.9 million.  In addition, non-cash vacation expense decreased $0.1 million in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  These decreases are partially offset by a non-cash inventory costing adjustment of $1.0 million during the six months ended June 30, 2015. As noted above, we use the FIFO method to calculate the cost of our crude oil inventory. During the first quarter of 2015, we entered into several fixed price forward sale contracts that settled during the third and fourth quarters of 2015. We physically held the crude oil inventory associated with those forward sales contracts until the time of the sale. The non-cash inventory costing adjustment reflected the difference between the actual purchase price for the crude oil inventory and the cost calculated under the FIFO method. As a result, we excluded the $1.0 million non-cash inventory costing adjustment in calculating Adjusted EBITDA in the six months ended June 30, 2015, which resulted in realization of the actual cost of the inventory in the same period when the inventory was physically sold.

Segment Operating Results

Crude Oil Pipelines and Storage

	Six months ended June 30,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
Crude oil pipeline throughput (Bbls/d) (1)	25,188	28,939	(3,751)
Crude oil sales (Bbls/d) (2)	21,892	31,577	(9,685)
Revenues:
Crude oil sales	$123,389	$253,452	$(130,063)
Gathering, transportation and storage fees	10,373	10,378	(5)
Other revenues	637	1,147	(510)
Total Revenues	134,399	264,977	(130,578)
Cost of sales, excluding depreciation and amortization (3)	(116,871)	(246,826)	129,955
Adjusted gross margin	17,528	18,151	(623)
Operating expenses (3)	(4,264)	(5,272)	1,008
General and administrative (3)	(1,533)	(1,449)	(84)
Segment Adjusted EBITDA	$11,731	$11,430	$301

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

Volumes. Crude oil pipeline throughput volumes decreased to 25,188 barrels per day for the six months ended June 30, 2016 from 28,939 barrels per day for the six months ended June 30, 2015. Crude oil sales volumes decreased to 21,892 barrels per day for the six months ended June 30, 2016 from 31,577 barrels per day for the six months ended June 30, 2015. The decrease in crude oil pipeline throughput volumes is due to overall reduction in our customer crude oil production volumes in our areas of operation.  The reduction in crude oil sales volumes is primarily due to the lower crude oil production for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Adjusted gross margin. Adjusted gross margin decreased to $17.5 million for the six months ended June 30, 2016 from $18.2 million for the six months ended June 30, 2015. The decrease was primarily due to a decrease in crude oil sales and throughput volumes of $2.1 million and $0.8 million, respectively, as explained above, partially offset by an increase in crude oil sales margin of $2.1 million due to improved cost efficiencies on trucked barrels.

Operating expenses. Operating expenses decreased to $4.3 million for the six months ended June 30, 2016 from $5.3 million for the six months ended June 30, 2015. The decrease was primarily due to reductions in personnel costs of $1.2 million from lower headcount.

Refined Products Terminals and Storage

	Six months ended June 30,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
Terminal and storage throughput (Bbls/d) (1)	58,647	62,423	(3,776)
Revenues:
Refined products sales	$7,739	$3,860	$3,879
Refined products terminals and storage fees	6,768	6,351	417
Total Revenues	14,507	10,211	4,296
Cost of sales, excluding depreciation and amortization (2)	(6,057)	(3,167)	(2,890)
Adjusted gross margin	8,450	7,044	1,406
Operating expenses (2)	(1,212)	(1,371)	159
General and administrative	(346)	(336)	(10)
Other income	13	3	10
Segment Adjusted EBITDA	$6,905	$5,340	$1,565

(1)	Represents the average daily throughput volume in our refined products terminals and storage segment.

(2)	Certain expenses have been excluded from cost of sales, excluding depreciation and amortization and operating expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Volumes decreased to 58,647 barrels per day for the six months ended June 30, 2016 from 62,423 for the six months ended June 30, 2015. The decrease was primarily due to increased competition in our area of operations  and a non-recurring increase in volumes in the six months ended June 30, 2015 from a refinery turn-around in our area of operations during that period.

Revenues. Revenues increased to $14.5 million for the six months ended June 30, 2016 from $10.2 million for the six months ended June 30, 2015. The increase was primarily due to an increase in refined products sales revenue of $3.9 million related to the addition of butane blending capabilities at our North Little Rock Terminal since the second quarter of 2015.

Cost of Sales, excluding depreciation and amortization. Cost of sales, excluding depreciation and amortization, increased to $6.1 million for the six months ended June 30, 2016 from $3.2 million for the six months ended June 30, 2015. The increase was primarily due to an increase in refined products sales volumes.

Operating expenses. Operating expenses decreased to $1.2 million for the six months ended June 30, 2016 from $1.4 million for the six months ended June 30, 2015. The decrease was primarily due to $0.2 million in expenses incurred in the six months ended June 30, 2015 related to inadvertent product releases.

NGL Distribution and Sales

	Six months ended June 30,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
NGL and refined product sales (Mgal/d) (1)	201	227	(26)
Revenues:
Gathering, transportation and storage fees	$1,886	$3,267	$(1,381)
NGL and refined product sales	71,272	88,395	(17,123)
Other revenues	6,196	5,889	307
Total Revenues	79,354	97,551	(18,197)
Cost of sales, excluding depreciation and amortization (2)	(28,734)	(47,028)	18,294
Adjusted gross margin	50,620	50,523	97
Operating expenses (2)	(27,280)	(27,008)	(272)
General and administrative (2)	(4,768)	(6,740)	1,972
Other income, net	86	77	9
Segment Adjusted EBITDA	$18,658	$16,852	$1,806

(1)	Represents the average daily sales volume in our NGL distribution and sales segment.

(2)

Certain expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

(3)

Adjusted gross margin. Adjusted gross margin remained relatively flat in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in NGL and refined product sales margin was offset by a decrease in NGL and refined product sales volume.  The average NGL and refined products sales margin increased due to more favorable market conditions in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The reduction in NGL and refined product sales volumes was primarily due to warmer than normal temperatures sustained in the six months ended June 30, 2016 partially offset by an increase in volumes due to the acquisition of Southern Propane in May 2015.

General and administrative. General and administrative expenses decreased to $4.8 million for the six months ended June 30, 2016 from $6.7 million for the six months ended June 30, 2015 due to overall cost reduction efforts. The decrease is primarily due to a reduction in bad debt expense of $0.7 million from an improvement in collection efforts and lower personnel costs of $0.7 million related to a reduction in headcount.

Liquidity and Capital Resources

We principally require liquidity to finance current operations, fund capital expenditures, including acquisitions from time to time, service our debt and pay distributions. We expect our sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and issuances of debt and equity.

We believe that cash on hand, cash generated from operations and availability under our revolving credit facility will be adequate to meet our operating needs, our planned short-term capital and debt service requirements and our cash distribution requirements. We believe that future internal growth projects or potential acquisitions will be funded primarily through borrowings under our revolving credit facility or through issuances of debt and equity securities. However, future issuances of equity securities are less likely without a recovery in the market price of our common units from current depressed levels.

Distributions

We intend to pay a minimum quarterly distribution of $0.3250 per unit per quarter, which equates to approximately $12.1 million per quarter, or $48.4 million per year, calculated based on the number of common and subordinated units outstanding as of August 5, 2016 and estimated unvested phantom units under our long-term incentive plan. We do not have a legal obligation to pay this distribution, except as provided in our partnership agreement. We currently estimate that our distributable cash flow in certain quarters of 2016 will be less than our anticipated distributions to unitholders during those periods. This shortfall is expected to be temporary and is expected to be funded with a combination of borrowings from our revolving credit facility and potential corporate overhead support from our general partner. A distribution of $0.3250 per common unit and subordinated unit for the three months ended June 30, 2016 was declared on July 25, 2016 and will be paid on August 12, 2016 to unitholders of record as of August 5, 2016.

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

We were in compliance with all covenants as of June 30, 2016.

As of August 1, 2016, we had $155.0 million of outstanding borrowings under our revolving credit facility and a remaining borrowing capacity of $105.2 million thereunder. Issued and outstanding letters of credit, which reduced borrowing capacity, totaled $14.8 million as of August 1, 2016.

Borrowings under our revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a Base Rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate of Bank of America, and (3) LIBOR, subject to certain adjustments, plus 1.00% or (b) LIBOR, in each case plus an Applicable Rate (Base Rate, LIBOR and Applicable Rate each as defined in our revolving credit facility). As of June 30, 2016, the Applicable Rate for Base Rate loans range from 0.75% to 2.00% and the Applicable Rate for LIBOR loans range from 1.75% to 3.00%, in each case based on our consolidated net total leverage ratio.

Cash Flow

Cash provided by (used in) operating activities, investing activities and financing activities were as follows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Operating activities	$30,984	$19,322
Investing activities	(3,119)	(43,711)
Financing activities	(28,565)	23,485

Cash provided by operating activities.    Cash provided by operating activities was $31.0 million for the six months ended June 30, 2016 compared to $19.3 million for the six months ended June 30, 2015. The $11.7 million increase was primarily due to a $8.2 million reduction in cash payments for commodity derivatives settled, primarily related to our propane financial swap contracts and a $0.9 million increase from the timing of collections and payments and cash used for inventory purchases.

Cash used in investing activities.    Cash used in investing activities was $3.1 million for the six months ended June 30, 2016 compared to $43.7 million for the six months ended June 30, 2015. The $40.6 million decrease was primarily due to a decrease in capital expenditures of $17.9 million and an increase of  $10.3 million in proceeds from the sale of assets, which includes the sale of our trucking and marketing assets in the Mid-Continent Business.  The six months ended June 30, 2015 also included $12.5 million in cash used for the acquisition of Southern Propane.

Cash (used in) provided by financing activities.    Cash used in financing activities was $28.6 million for the six months ended June 30, 2016 compared to cash provided by financing activities of $23.5 million for the six months ended June 30, 2015. The $52.1 million change was primarily due to a reduction in net borrowings under our revolving credit facility of $51.0 million and an increase in distributions paid to unitholders of $1.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

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

For the six months ended June 30, 2016, we spent $14.4 million on capital expenditures, of which $1.4 million represents maintenance capital expenditures and $13.0 million represents growth capital expenditures. We have budgeted

$5.0 million in maintenance capital expenditures for the year ending December 31, 2016. We expect growth capital expenditures for the year ending December 31, 2016 to range from $25.0 million to $35.0 million, with an estimated $15.0 million of these investments to be made on the continued development of our Silver Dollar Pipeline system. This estimated range of growth capital expenditures does not include any potential third party acquisitions that we will continue to evaluate throughout 2016.

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

Working Capital

Our working capital is the amount by which our current assets exceed our current liabilities and is a measure of our ability to pay our liabilities as they come due. Our working capital was $8.9 million and $16.7 million as of June 30, 2016 and December 31, 2015, respectively.

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

	Maturity	Notional Volume	Fair Value Asset/(Liability)	Effect of Hypothetical 10% Change
			(in thousands)
Swaps:
Propane (Gallons)	July 2016 - Dec 2017	4,440,589	$305	$237
Crude Oil (Barrels)	July 2016 - Nov 2016	(90,000)	(890)	441

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

Interest rate risk. Our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of June 30, 2016, $100.0 million of our outstanding debt is economically hedged. Based on our unhedged interest rate exposure to variable rate debt outstanding as of June 30, 2016, a 1% increase or decrease in interest rates would change annual interest expense by approximately $0.6 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information required for this item is provided in Note 10 — Commitments and Contingencies, included in the unaudited notes to our condensed consolidated financial statements included under Part I, Item I of this Form 10-Q, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities during the three months ended June 30, 2016:

Period	Total number of units withheld (1)	Average price per unit	Total number of units purchased as part of publicly announced plans	Maximum number of units that may yet be purchased under the plan
April 1, 2016 - April 30, 2016	29,081	$5.37	—	—
May 1, 2016 - May 31, 2016	793	7.47	—	—
June 1, 2016 - June 30, 2016	—	—	—	—

(1)	Represents units withheld to satisfy employees’ tax withholding obligations in connection with vesting of phantom units and restricted common and subordinated units during the period.

Item 6. Exhibits.

Exhibit Number	Description

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

JP ENERGY PARTNERS LP

	By:	JP ENERGY GP II LLC,
its general partner

Date: August 8, 2016	By:	/s/ J. Patrick Barley
J. Patrick Barley
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2016	By:	/s/ Patrick J. Welch
Patrick J. Welch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)