Form 10-Q
period 2016-09-30
JP Energy Partners LP
filed 2016-11-07
CIK 1523404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

At October 31, 2016, there were 18,532,298 common units and 18,124,560 subordinated units outstanding.

PART I     FINANCIAL INFORMATION

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q (this “report” or this “Form 10-Q”) to “JP Energy Partners,” “the Partnership,” “we,” “our,” “us,” or like terms refer to JP Energy Partners LP and its subsidiaries, and references to “our general partner” refer to JP Energy GP II LLC, our general partner.  References to “our sponsor” or “Lonestar” refer to Lonestar Midstream Holdings, LLC, which owns and controls our general partner. References to “ArcLight Capital” refer to ArcLight Capital Partners, LLC and references to “ArcLight Fund V” refer to ArcLight Energy Partners Fund V, L.P. References to “ArcLight” refer collectively to ArcLight Capital and ArcLight Fund V. ArcLight Capital manages ArcLight Fund V, which controls our general partner through its ownership and control of Lonestar.

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

•regulatory action affecting our existing contracts, our permits, our operating costs or our operating flexibility;

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



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

•fires, explosions or other accidents;

•the effects of future litigation;

•satisfaction of the conditions to the completion of the proposed AMID Merger (defined in Note 1), including receipt of the approval of our unitholders;

•the timing and likelihood of completion of the proposed AMID Merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the proposed merger that could reduce anticipated benefits or cause the parties to abandon the proposed transaction;

•the possibility that the expected synergies and value creation from the proposed AMID Merger will not be realized or will not be realized within the expected time period;



•the risk that the businesses of JPEP and AMID will not be integrated successfully;



•disruption from the proposed AMID Merger making it more difficult to maintain business and operational relationships;

•the risk that unexpected costs will be incurred in connection with the proposed AMID Merger;

•the possibility that the proposed AMID Merger does not close, including due to the failure to satisfy the closing conditions;

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

Item 1.     Financial Statements

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2016	2015
	(in thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$1,768	$1,987
Accounts receivable, net	45,625	60,519
Receivables from related parties	600	8,624
Inventory	8,827	4,786
Prepaid expenses and other current assets	4,722	4,168
Current assets of discontinued operations held for sale	—	2,730
Total Current Assets	61,542	82,814

Non-current assets
Property, plant and equipment, net	281,316	291,454
Goodwill	216,692	216,692
Intangible assets, net	122,256	134,432
Deferred financing costs and other assets, net	2,666	3,223
Noncurrent assets of discontinued operations held for sale	—	6,644
Total Non-Current Assets	622,930	652,445
Total Assets	$684,472	$735,259

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$37,250	$45,933
Payables to related parties	88	—
Accrued liabilities	16,833	15,260
Capital leases and short-term debt	27	107
Customer deposits and advances	3,871	3,742
Current portion of long-term debt	933	454
Current liabilities of discontinued operations held for sale	—	640
Total Current Liabilities	59,002	66,136

Non-current liabilities
Long-term debt	159,000	162,740
Other long-term liabilities	1,350	1,463
Total Liabilities	219,352	230,339

Commitments and Contingencies

Partners’ capital
General Partner	13,068	5,568
Common units (22,119,170 units authorized; 18,532,298 and 18,465,320 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	243,189	266,691
Subordinated units (18,197,249 units authorized; 18,124,560 and 18,127,678 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	208,863	232,661
Total Partners’ Capital	465,120	504,920
Total Liabilities and Partners’ Capital	$684,472	$735,259

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands, except unit and per unit data)
REVENUES
Crude oil sales	$83,695	$105,489	$207,083	$358,940
Crude oil sales - related parties	—	196	—	196
Gathering, transportation and storage fees	4,873	6,453	15,654	20,047
Gathering, transportation and storage fees - related parties	707	926	2,552	1,206
NGL and refined product sales	26,930	34,773	105,697	127,028
NGL and refined product sales - related parties	—	—	244	—
Refined products terminals and storage fees	3,439	3,373	9,889	9,549
Other revenues	3,161	3,431	9,946	10,414
Total revenues	122,805	154,641	351,065	527,380

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	91,379	119,430	242,119	411,744
Operating expense	15,856	18,765	48,345	52,668
General and administrative	9,659	10,530	30,307	35,406
Depreciation and amortization	11,498	11,775	34,663	34,055
Loss on disposal of assets, net	761	17	2,451	1,402
Total costs and expenses	129,153	160,517	357,885	535,275

OPERATING LOSS	(6,348)	(5,876)	(6,820)	(7,895)

OTHER INCOME (EXPENSE)
Interest expense	(683)	(1,350)	(5,216)	(3,848)
Other income, net	100	107	627	468

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,931)	(7,119)	(11,409)	(11,275)

Income tax benefit (expense)	40	(82)	(536)	(333)

LOSS FROM CONTINUING OPERATIONS	(6,891)	(7,201)	(11,945)	(11,608)

DISCONTINUED OPERATIONS
Net loss from discontinued operations	—	(1,247)	(539)	(1,112)

NET LOSS	$(6,891)	$(8,448)	$(12,484)	$(12,720)

Basic and diluted loss per unit
Net loss from continuing operations allocated to common units	$(3,426)	$(3,587)	$(5,876)	$(5,714)
Net loss allocated to common units	$(3,426)	$(4,215)	$(6,148)	$(6,273)
Weighted average number of common units outstanding - basic and diluted	18,530,690	18,465,839	18,508,508	18,343,137
Basic and diluted net loss from continuing operations per common unit	$(0.18)	$(0.19)	$(0.32)	$(0.31)
Basic and diluted net loss per common unit	$(0.18)	$(0.23)	$(0.33)	$(0.34)

Net loss from continuing operations allocated to subordinated units	$(3,465)	$(3,614)	$(6,069)	$(5,894)
Net loss allocated to subordinated units	$(3,465)	$(4,233)	$(6,336)	$(6,447)
Weighted average number of subordinated units outstanding - basic and diluted	18,124,560	18,142,293	18,125,318	18,159,181
Basic and diluted net loss from continuing operations per subordinated unit	$(0.19)	$(0.20)	$(0.33)	$(0.32)
Basic and diluted net loss per subordinated unit	$(0.19)	$(0.23)	$(0.35)	$(0.36)

Distributions declared per common and subordinated unit	$0.325	$0.325	$0.975	$0.975

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,484)	$(12,720)
Adjustments to reconcile net loss to net cash provided by operating activities including discontinued operations:
Depreciation and amortization	34,874	35,768
Derivative valuation changes	373	(14,625)
Amortization of deferred financing costs	725	682
Unit-based compensation expenses	1,393	875
Loss on disposal of assets	2,337	1,395
Bad debt expense	29	999
Other non-cash items	(526)	(193)
Changes in working capital, net of acquired assets and liabilities:
Accounts receivable	14,823	33,488
Receivables from related parties	8,024	2,017
Inventory	(5,076)	5,865
Prepaid expenses and other current assets	(256)	(2,597)
Accounts payable and other accrued liabilities	(4,284)	(26,324)
Payables to related parties	88	64
Customer deposits and advances	171	(968)
Changes in other assets and liabilities	21	540
Corporate overhead support from general partner	7,500	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	47,732	24,266

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19,746)	(57,748)
Acquisitions of businesses	—	(12,583)
Proceeds received from sale of assets	11,624	1,609
Change in restricted cash	—	600
NET CASH USED IN INVESTING ACTIVITIES	(8,122)	(68,122)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving line of credit	47,000	113,000
Payments on revolving line of credit	(50,000)	(29,000)
Payments on long-term debt and capital leases	(432)	(359)
Payments on contingent earnout liabilities	—	(488)
Distributions to unitholders	(36,042)	(35,033)
Contributions from general partner	—	1,218
Tax withholding on unit-based vesting	(167)	(92)
Other	(188)	(186)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(39,829)	49,060

Net change in cash and cash equivalents	(219)	5,204
Cash and cash equivalents balance, beginning of period	1,987	3,325
Cash and cash equivalents balance, end of period	$1,768	$8,529

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing transactions:
Accrued capital expenditures	$981	$3,353
Contributions from general partner	7,500	—
Acquisitions funded by issuance of units	—	3,442

See accompanying notes to condensed consolidated financial statements.

JP ENERGY PARTNERS LP

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Unaudited)

	Units
	Common	Subordinated	Total

Balance - December 31, 2015	18,465,320	18,127,678	36,592,998

Issuance of units under LTIP, net of forfeitures	66,978	(3,118)	63,860
Balance - September 30, 2016	18,532,298	18,124,560	36,656,858

			General
	Common	Subordinated	Partner	Total
	(in thousands)
Balance - December 31, 2015	$266,691	$232,661	$5,568	$504,920

Unit-based compensation	1,179	214	—	1,393
Unit forfeitures and tax withholdings	(157)	(10)	—	(167)
Distributions to unitholders	(18,376)	(17,666)	—	(36,042)
Contributions from general partner	—	—	7,500	7,500
Net loss	(6,148)	(6,336)	—	(12,484)

Balance - September 30, 2016	$243,189	$208,863	$13,068	$465,120

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results expected for the full year ending December 31, 2016. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals necessary for fair statement of the financial position and results of operations for such interim periods in accordance with GAAP. Although we believe the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated interim financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on February 29, 2016.

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

AMID Merger Agreement. On October 23, 2016, we and our general partner entered into an Agreement and Plan of Merger (“LP Merger Agreement”) with American Midstream Partners, L.P. (“AMID”), American Midstream GP, LLC, the general partner of AMID (“AMID GP”), and an indirect and wholly owned subsidiary of AMID (“Merger Sub”). The LP Merger Agreement provides that we will be merged with and into Merger Sub (“AMID Merger”), with the Partnership surviving the merger as a wholly owned subsidiary of AMID.

At the effective time of the AMID Merger, (i) each common unit and each subordinated unit of the Partnership issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time, other than common unit and subordinated units of the Partnership held by Lonestar, JP Energy Development LP, a Delaware limited partnership, or their respective affiliates (together, the “Affiliated Holders”) will be converted into the right to receive 0.5775 of a common unit representing limited partner interests in AMID (“AMID Common Unit”) and (ii) each common unit and subordinated unit of the Partnership issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time held by the Affiliated Holders will be converted into the right to receive 0.5225 of an AMID Common Unit.

In connection with the LP Merger Agreement, on October 23, 2016, AMID GP entered into an Agreement and Plan of Merger (the “GP Merger Agreement” and, together with the LP Merger Agreement, the “Merger Agreements”) with our general partner and a wholly owned subsidiary of AMID GP (“GP Merger Sub”). Upon the terms and subject to the conditions set forth in the GP Merger Agreement, GP Merger Sub will merge with and into JPE GP (the “GP Merger” together with the LP Merger, the “Mergers”), with JPE GP surviving the merger as a wholly owned subsidiary of AMID GP.  In connection with the consummation of the GP Merger, a wholly-owned subsidiary of AMID will be admitted as the sole general partner of the Partnership and our general partner will simultaneously cease to be the general partner of the Partnership.

The receipt of the merger consideration is expected to be tax-free to our unitholders.

Completion of the merger is subject to the satisfaction or waiver of a number of customary closing conditions as set forth in the Merger Agreement, including approval of the AMID Merger by (i) holders of at least a majority of the outstanding common units of the Partnership that are not held by our general partner or its affiliates and the holders of at least a majority of the outstanding subordinated units of the Partnership voting for the adoption of the LP Merger Agreement and the transactions contemplated thereby, receipt of required regulatory approvals in connection with the merger, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and effectiveness of a registration statement on Form S-4 registering the AMID common units to be issued in connection with the merger.

The LP Merger Agreement contains certain termination rights for both AMID and the Partnership. The LP Merger Agreement further provides that, upon termination of the LP Merger Agreement, under certain circumstances, the Partnership may be required to reimburse AMID’s expenses, subject to certain limitations, or pay AMID a termination fee equal to $10.0 million less any previous AMID expenses reimbursed by JPE.

In connection with the Merger Agreements, Lonestar, the Partnership and our general partner entered into an Expense Reimbursement Agreement  providing that Lonestar will reimburse, or will pay directly on behalf of, the Partnership or our general partner the third party reasonable costs and expenses incurred the Partnership or our general partner in connection with the Mergers (as defined below), including  (i) the termination fee and (ii) all reasonable out-of-pocket legal and financial advisory fees, costs and expenses paid or payable to third parties and incurred in connection with the negotiation, execution and performance of the LP Merger Agreement and consummation of the Mergers.

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

Accounts Receivable.  Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on specific identification and expectation of collecting considering historical collection results. Account balances considered to be uncollectible are recorded to the allowance for doubtful accounts and charged to bad debt expense, which is included in general and administrative expenses in the condensed consolidated statements of operations. The allowance for doubtful accounts was $987,000 and $1,217,000 as of September 30, 2016 and December 31, 2015, respectively.

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

Refined Products Terminals and Storage. We generate fee-based revenues for terminal and storage services with longstanding customers under contracts that, consistent with industry practice, typically contain an initial term of one to two years with annual evergreen renewals. Such fee-based revenues are recognized when services are provided upon delivery of the products to customers. Revenues are also generated by selling excess refined products that result from blending, additization and inventory control processes.

NGL Distribution and Sales. Revenues from the NGL distribution and sales segment are mainly generated from NGL and refined product sales, sales of the related parts and equipment and through gathering and transportation fees.

Comprehensive Loss. For the three and nine months ended September 30, 2016 and 2015, comprehensive loss was equal to net loss.

Recent Accounting Pronouncements.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses specific cash flow issues with the objective of reducing the diversity that exists in practice in how certain transactions are classified in the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption of this ASU is permitted. We adopted ASU 2016-

15 in the third quarter of 2016 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

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

3. Discontinued Operations

On February 1, 2016, we sold certain trucking and marketing assets in the Mid-Continent area (the “Mid-Continent Business”) to JP Development, simultaneous with JP Development’s sale of its GSPP pipeline assets to a third party buyer. The sales price related to the Mid-Continent Business was $9,685,000, in cash, which included certain adjustments related to inventory and other working capital items. As of December 31, 2015, the Mid-Continent Business met all the criteria to be classified as assets held for sale in accordance with ASC 360; therefore, we classified all the related assets and liabilities as held for sale in the condensed consolidated balance sheet at that date. The operating results of the Mid-Continent Business have been classified as discontinued operations for all periods presented in the condensed consolidated statements of operations. We combined the cash flows from the Mid-Continent Business with the cash flows from continuing operations for all periods presented in the condensed consolidated statements of cash flows. The Mid-Continent Business will not generate any continuing cash flows subsequent to the date of disposition. Prior to the classification as discontinued operations, we reported the Mid-Continent Business in our crude oil pipelines and storage segment. The following table summarizes selected financial information related to the Mid-Continent Business’ operations for the three and nine months ended September 30, 2016 and 2015.

Condensed Consolidated Statements of Operations

The discontinued operations of the Mid-Continent Business are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
REVENUES
Crude oil sales	$—	$104,933	$11,493	$371,919
Gathering, transportation and storage fees	—	4	—	10
Other revenues	—	5	2	47
Total revenues	—	104,942	11,495	371,976

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	—	104,995	11,687	369,429
Operating expense	—	354	172	1,008
General and administrative	—	139	31	726
Depreciation and amortization	—	568	211	1,713
Gain on disposal of assets, net	—	(31)	(114)	(7)
Total costs and expenses	—	106,025	11,987	372,869

OPERATING LOSS	—	(1,083)	(492)	(893)

OTHER INCOME (EXPENSE)
Interest expense	—	(164)	(47)	(221)
Other income, net	—	—	—	2

LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	—	(1,247)	(539)	(1,112)

Income tax expense	—	—	—	—

NET LOSS FROM DISCONTINUED OPERATIONS	$—	$(1,247)	$(539)	$(1,112)

Condensed Consolidated Balance Sheets

The current and non-current assets and liabilities of the Mid-Continent Business are as follows:

December 31,
2015
(in thousands)
ASSETS
Current assets
Inventory	$2,692
Prepaid expenses and other current assets	38
Total Current assets of discontinued operations held for sale	2,730

Non-current assets
Property, plant and equipment, net	5,203
Intangible assets, net	1,138
Deferred financing costs and other assets, net	303
Total Non-current assets of discontinued operations held for sale	6,644
Total Assets of discontinued operations held for sale	$9,374

LIABILITIES
Current liabilities
Accrued liabilities	$640
Total Current liabilities of discontinued operations held for sale	$640

The following table summarizes other selected financial information related to the Mid-Continent Business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Depreciation	$—	$297	$115	$922
Amortization	—	271	96	791
Capital expenditures	—	43	—	416

Other operating noncash items related to discontinued operations:
Derivative valuation changes	$—	$(3,466)	$—	$(2,053)
Gain on disposal of assets	—	(31)	(114)	(7)

4. Net Income per Unit

Net income per unit applicable to limited partner common units and to limited partner subordinated units is computed by dividing the respective limited partners’ interest in net income by the weighted-average number of common units and subordinated units outstanding for the period. Income per limited partner unit is calculated in accordance with the two-class method for determining income per unit for master limited partnerships (“MLPs”) when incentive distribution rights (“IDRs”) and other participating securities are present. The two-class method requires that income per limited partner unit be calculated as if all earnings for the period were distributed as cash, and allocated by applying the provisions of the partnership agreement, and requires a separate calculation for each quarter and year-to-date period. Under the two-class method, any excess of distributions declared over net income is allocated to the partners based on their respective sharing of income specified in the partnership agreement. Diluted net income per unit includes the effects of potentially dilutive units on our common units, consisting of unvested phantom units. Basic and diluted net income per unit applicable to limited partners holding subordinated units are the same because there are no potentially dilutive subordinated units outstanding.  For the three and nine months ended September 30, 2016 and 2015, diluted loss per unit was equal to basic loss per unit because all instruments were antidilutive.

On October 21, 2016, the Board of Directors of our general partner declared a cash distribution for the third quarter of 2016 of $0.325 per common unit and subordinated unit. The distribution will be paid on November 11, 2016 to unitholders of record as of November 4, 2016.

The following tables illustrate our calculation of net loss per common and subordinated unit for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(in thousands except for unit and per unit data)
Net loss from continuing operations attributable to the limited partners:
Distribution declared	$6,140	$5,890	$12,030	$6,087	$5,890	$11,977
Distributions in excess of net income	(9,566)	(9,355)	(18,921)	(9,674)	(9,504)	(19,178)
Net loss from continuing operations attributable to the limited partners	$(3,426)	$(3,465)	$(6,891)	$(3,587)	$(3,614)	$(7,201)

Net loss from discontinued operations attributable to the limited partners	—	—	—	(628)	(619)	(1,247)
Net loss attributable to the limited partners	$(3,426)	$(3,465)	$(6,891)	$(4,215)	$(4,233)	$(8,448)

Weighted average units outstanding:
Basic	18,530,690	18,124,560	36,655,250	18,465,839	18,142,293	36,608,132
Net loss per unit:
Basic and diluted from continuing operations	$(0.18)	$(0.19)		$(0.19)	$(0.20)
Basic and diluted from discontinued operations	$—	$—		$(0.04)	$(0.03)
Basic and diluted total	$(0.18)	$(0.19)		$(0.23)	$(0.23)

	Nine months ended September 30, 2016			Nine Months Ended September 30, 2015
	Common Units	Subordinated Units	Total	Common Units	Subordinated Units	Total
	(in thousands except for unit and per unit data)
Net loss from continuing operations attributable to the limited partners:
Distribution declared	$18,367	$17,672	$36,039	$18,099	$17,680	$35,779
Distributions in excess of net income	(24,243)	(23,741)	(47,984)	(23,813)	(23,574)	(47,387)
Net loss from continuing operations attributable to the limited partners	$(5,876)	$(6,069)	$(11,945)	$(5,714)	$(5,894)	$(11,608)

Net loss from discontinued operations attributable to the limited partners	(272)	(267)	(539)	(559)	(553)	(1,112)
Net loss attributable to the limited partners	$(6,148)	$(6,336)	$(12,484)	$(6,273)	$(6,447)	$(12,720)

Weighted average units outstanding:
Basic	18,508,508	18,125,318	36,633,826	18,343,137	18,159,181	36,502,318
Net loss per unit:
Basic and diluted from continuing operations	$(0.32)	$(0.33)		$(0.31)	$(0.32)
Basic and diluted from discontinued operations	$(0.01)	$(0.02)		$(0.03)	$(0.04)
Basic and diluted total	$(0.33)	$(0.35)		$(0.34)	$(0.36)

The following data show securities that could potentially dilute earnings per unit in the future that were not included in the computation of diluted earnings per unit because to do so would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Phantom units	572,831	446,447	524,642	307,823

5. Inventory

Inventory consists of the following as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(in thousands)
Crude oil	$4,287	$338
NGLs	2,446	2,364
Refined products	355	430
Materials, supplies and equipment	1,739	1,654
Total inventory	$8,827	$4,786

6. Long-Term Debt

Long-term debt consists of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(in thousands)
Bank of America revolving loan	$159,000	$162,000
HBH note payable	933	1,077
Non-compete notes payable	—	117
Total long-term debt	$159,933	$163,194
Less: Current maturities	(933)	(454)
Total long-term debt, net of current maturities	$159,000	$162,740

Bank of America Credit Agreement.  We have a $275,000,000 revolving credit facility with Bank of America, N.A. (the “BOA Credit Agreement”) that matures on February 12, 2019. As of September 30, 2016, the unused portion of our revolving credit facility was $101,250,000. Issued and outstanding letters of credit, which reduced available borrowings under the BOA Credit Agreement, totaled $14,750,000 at September 30, 2016. The BOA Credit Agreement contains various restrictive covenants and compliance requirements. We were in compliance with all covenants as of September 30, 2016.

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

Commodity Price Risk. Our normal business activities expose us to risks associated with changes in the market price of crude oil, propane and refined products, among other commodities. Management believes it is prudent to limit our exposure to these risks, which include our (i) propane purchases, (ii) pre-existing or anticipated physical crude oil and refined product sales and (iii) certain crude oil held in inventory.  To meet this objective, we use a combination of fixed price swaps, basis swaps and forward contracts. At times, we may also terminate or unwind hedges or portions of hedges in order to meet cash flow objectives or when the expected future volumes do not support the level of hedges. Our forward contracts that qualify for the Normal Purchase Normal Sale (“NPNS”) exception under GAAP are recognized when the underlying physical transaction is delivered.  While these contracts are considered derivative financial instruments under ASC 815, they are not recorded at fair value, but on an accrual basis of accounting. If it is determined that a transaction designated as NPNS no longer meets the scope exception, the fair value of the related contract is recorded on the balance sheet and immediately recognized through earnings.

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

The following table summarizes the net notional volume purchases (sales) of our outstanding commodity-related derivatives, excluding those derivatives that qualified for the NPNS exception as of September 30, 2016 and December 31, 2015, none of which were designated as hedges for accounting purposes.

	September 30, 2016		December 31, 2015
	Notional Volume	Maturity	Notional Volume	Maturity
Commodity Swaps :
Propane Fixed Price (Gallons)	4,557,355	Oct 2016 - Aug 2018	8,614,631	Jan 2016 - July 2017
Crude Oil Fixed Price (Barrels)	(92,000)	Nov 2016	(93,000)	Jan 2016
Crude Oil Basis (Barrels)	362,000	Nov 2016 - March 2017	—	—

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our revolving credit facilities. We entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of our debt with a variable-rate component. These swaps effectively change the variable-rate cash flow exposure on the debt obligations to fixed rates. Under the terms of the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped.  As of September 30, 2016, our outstanding interest rate swap contracts contained a notional amount of $100,000,000 with maturity dates ranging from October 2016 to January 2019. There were no outstanding interest rate swap agreements as of December 31, 2015.

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

Fair Value of Derivative Instruments. We measure derivative instruments at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize indirectly observable (“level 2”) inputs, including contractual terms, commodity prices, interest rates and yield curves observable at commonly quoted intervals. None of our derivative contracts are designated as hedging instruments. The following table summarizes the fair values of our derivative contracts included in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.

		Asset Derivatives		Liability Derivatives
		September 30,	December 31,	September 30,	December 31,
	Balance Sheet Location	2016	2015	2016	2015

		(in thousands)
Commodity swaps	Prepaid expenses and other current assets	$383	$92	$—	$—
Commodity swaps	Accrued liabilities	—	—	(329)	(450)
Commodity swaps	Deferred financing costs and other assets, net	3	—	—	—
Commodity swaps	Other long-term liabilities	—	—	—	(24)
Interest rate swaps	Accrued liabilities	—	—	(278)	—
Interest rate swaps	Other long-term liabilities	—	—	(534)	—

The following tables present the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 that are subject to enforceable master netting arrangements.

	As of September 30, 2016
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented in the Balance Sheet	Financial Collateral	Net Amount
	(in thousands)
Derivative Assets:
Derivative contracts - current	$383	$(361)	$22	$—	$22
Derivative contracts - noncurrent	3	(3)	—	—	—
Derivative Liabilities:
Derivative contracts - current	$607	$(361)	$246	$—	$246
Derivative contracts - noncurrent	534	(3)	531	—	531

	As of December 31, 2015
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented in the Balance Sheet	Financial Collateral	Net Amount
	(in thousands)
Derivative Assets:
Derivative contracts - current	$92	$(92)	$—	$—	$—
Derivative contracts - noncurrent	—	—	—	—	—
Derivative Liabilities:
Derivative contracts - current	$450	$(92)	$358	$—	$358
Derivative contracts - noncurrent	24	—	24	—	24

The following table summarizes the amounts recognized with respect to our derivative instruments within the condensed consolidated statements of operations. None of our derivatives are designated as hedges for accounting purposes.

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
	Income on Derivatives	2016	2015	2016	2015
		(in thousands)
Commodity derivatives (swaps)	Cost of sales	$94	$(866)	$(642)	$(1,985)
Interest rate swaps	Interest expense	392	(1)	(919)	(27)

The following table presents the amounts recognized with respect to derivative instruments related to the Mid-Continent Business, which have been included in amounts classified as discontinued operations in the condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Gain recognized on derivatives from discontinued operations	$—	$4,337	$361	$536

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

8. Partners’ Capital and Distributions

Distributions. Our Partnership Agreement requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, subject to certain terms and conditions. The following table shows the distributions declared by us subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Cash Distributions (per unit)
December 31, 2015	February 5, 2016	February 12, 2016	$0.325
March 31, 2016	May 6, 2016	May 13, 2016	$0.325
June 30, 2016	August 5, 2016	August 12, 2016	$0.325
September 30, 2016	November 4, 2016	November 11, 2016	$0.325

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

The following table presents phantom units activity for the nine months ended September 30, 2016:

Phantom Units	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	392,420	$12.99
Service condition grants	362,743	5.33
Vested service condition	(96,180)	11.27
Forfeited service condition	(94,798)	11.10
Total outstanding at end of period	564,185	8.67

We expect to recognize $2.9 million of compensation expense related to non-vested phantom units over a weighted average period of 1.5 years. We have estimated a weighted average forfeiture rate of 35% in calculating the unit-based compensation expense.

Restricted (Non-Vested) Common and Subordinated Units.  All of our restricted Class B common units were granted prior to our IPO in October 2014, and were converted into restricted common units and restricted subordinated units upon the IPO at certain conversion ratios.

The following table presents restricted (non-vested) common and subordinated units activity for the nine months ended September 30, 2016:

	Common Units		Subordinated Units
Restricted (Non-Vested) Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the period	6,424	$25.91	26,216	$25.91
Vested - service condition	(2,482)	27.74	(10,129)	27.74
Outstanding at the end of period	3,942	24.76	16,087	24.76

We expect to recognize $294,000 of compensation expense related to restricted (non-vested) common and subordinated units over a weighted average period of 1.1 years.

Total unit-based compensation expenses related to our phantom units and restricted (non-vested) common and subordinated units were $451,000 and $301,000 for the three months ended September 30, 2016 and 2015, respectively, and $1,393,000 and $803,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. As of September 30, 2016 and December 31, 2015, we had no significant environmental matters.

11. Reportable Segments

In the fourth quarter of 2015, we reorganized our business segments to match the change in our internal organization and management structure.  The segment changes reflect the focus of our chief operating decision maker (“CODM”) and how performance of operations is evaluated and resources are allocated.  Therefore, the results of our formerly reported crude oil supply and logistics segment have been combined into our crude oil pipelines and storage segment.  As a result of the reorganization, our operations currently consist of three business segments: (i) crude oil pipelines and storage, (ii) refined products terminals and storage and (iii) NGL distribution and sales.  Accordingly, we have presented segment information for the three and nine months ended September 30, 2015 to reflect this new segment adjustment.

Crude oil pipelines and storage.  The crude oil pipelines and storage segment consists of a crude oil pipeline operation and a crude oil storage facility. The crude oil pipeline operates in the Permian Basin consisting of approximately 157 miles of high-pressure steel pipeline with throughput capacity of approximately 130,000 barrels per day and a related system of truck terminals, LACT bay facilities, crude oil receipt points and crude oil storage facilities with an aggregate of 140,000 barrels of shell storage capacity. We also own a crude oil storage facility that has an aggregate storage capacity of approximately 3,000,000 barrels in Cushing, Oklahoma.

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

The following tables reflect certain financial data for each reportable segment for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
External Revenues:
Crude oil pipelines and storage	$89,042	$112,219	$223,441	$377,195
Refined products terminals and storage	4,640	4,401	19,147	14,612
NGL distribution and sales	29,123	38,021	108,477	135,573
Total revenues	$122,805	$154,641	$351,065	$527,380

Cost of Sales, excluding depreciation and amortization:
Crude oil pipelines and storage	$78,744	$103,960	$195,615	$350,786
Refined products terminals and storage	773	921	6,830	4,088
NGL distribution and sales	11,153	13,312	39,887	60,340
Amounts not included in segment Adjusted EBITDA	709	1,237	(213)	(3,470)
Total cost of sales, excluding depreciation and amortization	$91,379	$119,430	$242,119	$411,744

Operating Expenses:
Crude oil pipelines and storage	$2,086	$2,323	$6,350	$7,596
Refined products terminals and storage	614	968	1,826	2,339
NGL distribution and sales	13,202	15,492	40,482	42,500
Amounts not included in segment Adjusted EBITDA	(46)	(18)	(313)	233
Total operating expenses	$15,856	$18,765	$48,345	$52,668

Adjusted EBITDA:
Crude oil pipelines and storage	$7,340	$5,038	$19,071	$16,467
Refined products terminals and storage	3,087	2,261	9,992	7,601
NGL distribution and sales	2,244	6,135	20,902	22,996
Total Adjusted EBITDA from reportable segments	$12,671	$13,434	$49,965	$47,064

A reconciliation of total Adjusted EBITDA from reportable segments to loss from continuing operations before income taxes is included in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Total Adjusted EBITDA from reportable segments	$12,671	$13,434	$49,965	$47,064
Other expenses not allocated to reportable segments	(5,416)	(2,661)	(13,276)	(15,971)
Depreciation and amortization	(11,498)	(11,775)	(34,663)	(34,055)
Interest expense	(683)	(1,350)	(5,216)	(3,848)
Loss on disposal of assets, net	(761)	(17)	(2,451)	(1,402)
Unit-based compensation	(451)	(301)	(1,393)	(803)
Total gain (loss) on commodity derivatives	94	(866)	(642)	(1,985)
Net cash payments for commodity derivatives settled during the period	550	8,373	1,082	14,400
Early settlement of commodity derivatives (1)	—	(8,745)	—	(8,745)
Non-cash inventory costing adjustment	(1,353)	—	(227)	—
Corporate overhead support from general partner (2)	—	(3,000)	(5,000)	(3,000)
Transaction costs and other	(84)	(211)	412	(2,930)
Loss from continuing operations before income taxes	$(6,931)	$(7,119)	$(11,409)	$(11,275)

(1)	Due to its non-recurring nature, we excluded this transaction in calculating Adjusted EBITDA.

(2)	Represents expenses incurred by us that were absorbed by our general partner and not passed through to us.

Total assets for our reportable segments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Crude oil pipelines and storage	$387,566	$408,304
Refined products terminals and storage	131,451	131,931
NGL distribution and sales	153,086	173,558
Corporate and other	12,369	12,092
Discontinued operations held for sale	—	9,374
Total assets	$684,472	$735,259

12. Related Party Transactions

We performed certain management services for JP Development through January 2016. We received a monthly fee for these services, which reduced the general and administrative expenses on the condensed consolidated statements of operations by $150,000 for the three months ended September 30, 2015, and $50,000 and $450,000 for the nine months ended September 30, 2016 and 2015, respectively.

Prior to February 2016, JP Development had a pipeline transportation business that provided crude oil pipeline transportation services to our discontinued Mid-Continent Business. As a result of utilizing JP Development’s pipeline transportation services, we incurred pipeline tariff fees of $1,599,000 for the three months ended September 30, 2015 and $372,000 and $4,864,000 for the nine months ended September 30, 2016 and 2015, respectively, which have been included in net loss from discontinued operations in the condensed consolidated statements of operations.

As discussed in Note 3, on February 1, 2016, we sold certain trucking and marketing assets in the Mid-Continent area to JP Development in connection with JP Development’s sale of its GSPP pipeline assets to a third party.

As a result of the acquisition of the North Little Rock, Arkansas refined product terminal in November 2012, Truman Arnold Companies (“TAC”) owns common and subordinated units in us. In addition, Mr. Greg Arnold, President and CEO of TAC, is one of our directors. Our refined products terminals and storage segment sold refined products to TAC during the nine months ended September 30, 2016. We did not sell refined products to TAC during the three months ended September 30, 2016 or during the three and nine months ended September 30, 2015. Our revenue from TAC was $244,000 for the nine months ended September 30, 2016, which is included in NGL and refined product sales – related parties in the condensed consolidated statements of operations.

Our NGL distribution and sales segment also purchases refined products from TAC. We paid $271,000 and $385,000 during the three months ended September 30, 2016 and 2015, respectively, and $733,000 and $899,000 during the nine months ended September 30, 2016 and 2015, respectively, for refined product purchases from TAC, which are included in cost of sales on the condensed consolidated statements of operations.

Through April 2015, we entered into transactions with CAMS Bluewire, an entity in which ArcLight holds a non-controlling interest. CAMS Bluewire provided IT support for us. We paid $132,000 for the nine months ended September 30, 2015, for IT support and consulting services, and for the purchases of IT equipment, which are included in operating expense, general and administrative and property, plant and equipment, net, in the condensed consolidated statements of operations and the condensed consolidated balance sheets.

We perform certain management services for Republic Midstream, LLC (“Republic”), an entity owned by ArcLight. We charged a monthly fee for these services, which reduced the general and administrative expenses on the condensed consolidated statements of operations by $190,000 and $175,000 for the three months ended September 30, 2016 and 2015, respectively, and $640,000 and $520,000 for the nine months ended September 30, 2016 and 2015, respectively. During the second quarter of 2015, we began performing crude transportation and marketing services for Republic. We charged $707,000 and $1,122,000 in the three months ended September 30, 2016 and 2015, respectively, and $2,552,000 and $1,402,000 for the nine months ended September 30, 2016 and 2015, respectively, for these services which are included in gathering, transportation and storage fees – related parties and crude oil sales – related parties on the condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, we had a receivable balance due from Republic of $406,000 and $646,000, respectively, which is included in receivables from related parties in the condensed consolidated balance sheets.

During the nine months ended September 30, 2016, our general partner agreed to absorb $5,000,000 of corporate overhead expenses incurred by us and not pass such expense through to us.  For the three and nine months ended September 30, 2015, our corporate overhead support from our general partner was $3,000,000. We receive reimbursements for these expenses from our general partner in the quarters subsequent to when they were incurred, which was $3,500,000 and $7,500,000 for the three and nine months ended September 30, 2016, respectively.  In the first quarter of 2015, certain executive bonuses related to the year ended December 31, 2014 were paid on our behalf by ArcLight.  In the second quarter of 2015, ArcLight agreed to reimburse us for certain professional fees we incurred.  The total amounts paid on our behalf or reimbursed to us were $2,568,000 for the nine months ended September 30, 2015 and were treated as deemed contributions from ArcLight.

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

Recent Developments

AMID Merger Agreement

On October 23, 2016, we and our general partner entered into an Agreement and Plan of Merger (“LP Merger Agreement”) with American Midstream Partners, L.P. (“AMID”), American Midstream GP, LLC, the general partner of AMID (“AMID GP”), and an indirect and wholly owned subsidiary of AMID (“Merger Sub”). The LP Merger Agreement provides that we will be merged with and into Merger Sub (“AMID Merger”), with the Partnership surviving the merger as a wholly owned subsidiary of AMID.

At the effective time of the AMID Merger, (i) each common unit and each subordinated unit of the Partnership issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time, other than common unit and subordinated units of the Partnership held by Lonestar, JP Energy Development LP, a Delaware limited partnership, or their respective affiliates (together, the “Affiliated Holders”) will be converted into the right to receive 0.5775 of a common unit representing limited partner interests in AMID (“AMID Common Unit”) and (ii) each common unit and subordinated unit of the Partnership issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time held by the Affiliated Holders will be converted into the right to receive 0.5225 of an AMID Common Unit.

Completion of the merger is subject to the satisfaction or waiver of a number of customary closing conditions as set forth in the Merger Agreement, including approval of the AMID Merger by (i) holders of at least a majority of the outstanding common units of the Partnership that are not held by our general partner or its affiliates and the holders of at least a majority of the outstanding subordinated units of the Partnership voting for the adoption of the LP Merger Agreement and the transactions contemplated thereby, receipt of required regulatory approvals in connection with the merger, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and effectiveness of a registration statement on Form S-4 registering the AMID common units to be issued in connection with the merger.

The LP Merger Agreement contains certain termination rights for both AMID and the Partnership. The LP Merger Agreement further provides that, upon termination of the LP Merger Agreement, under certain circumstances, the Partnership may be required to reimburse AMID’s expenses, subject to certain limitations, or pay AMID a termination fee equal to $10.0 million less any previous AMID expenses reimbursed by JPE.

In connection with the LP Merger Agreement, on October 23, 2016, AMID GP entered into an Agreement and Plan of Merger (the “GP Merger Agreement” and, together with the LP Merger Agreement, the “Merger Agreements”) with our general partner and a wholly owned subsidiary of AMID GP (“GP Merger Sub”). Upon the terms and subject to the conditions set forth in the GP Merger Agreement, GP Merger Sub will merge with and into JPE GP (the “GP Merger” together with the LP Merger, the “Mergers”), with JPE GP surviving the merger as a wholly owned subsidiary of AMID GP.

In connection with the Merger Agreements, Lonestar, the Partnership and our general partner entered into an Expense Reimbursement Agreement  providing that Lonestar will reimburse, or will pay directly on behalf of, the Partnership or our general partner the third party reasonable costs and expenses incurred the Partnership or our general partner in connection with the Mergers (as defined below), including  (i) the termination fee and (ii) all reasonable out-of-pocket legal and financial advisory fees, costs and expenses paid or payable to third parties and incurred in connection with the negotiation, execution and performance of the LP Merger Agreement and consummation of the Mergers.

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

Recent Trends

Changes in Commodity Prices

Average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $51.23 per barrel to a low of $26.19 per barrel during the period from January 1, 2016 through September 30, 2016. Fluctuations in energy prices can also greatly affect the development of new crude oil reserves, including reserves in our areas of operation in the Midland Basin. Declines in commodity prices of crude oil could have a negative impact on exploration, development and production activity, and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our assets and increased competition for production volumes. We are unable to predict future potential movements in the market price for crude oil and, thus, cannot predict the ultimate impact of commodity prices on our operations. If commodity prices trend lower as they did in 2015 and early 2016, this could lead to reduced profitability and may result in future potential impairments of long-lived assets, goodwill or intangible assets. We performed our annual impairment assessment of goodwill at year end of 2015, which resulted in an impairment charge of $29.9 million. Due to the market conditions discussed above, there is an increased likelihood of incurring additional future goodwill impairments, which may be material.

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

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA to net loss
Net loss	$(6,891)	$(8,448)	$(12,484)	$(12,720)
Depreciation and amortization	11,498	11,775	34,663	34,055
Interest expense	683	1,350	5,216	3,848
Income tax (benefit) expense	(40)	82	536	333
Loss on disposal of assets, net	761	17	2,451	1,402
Unit-based compensation	451	301	1,393	803
Total (gain) loss on commodity derivatives	(94)	866	642	1,985
Net cash payments for commodity derivatives settled during the period	(550)	(8,373)	(1,082)	(14,400)
Early settlement of commodity derivatives (1)	—	8,745	—	8,745
Non-cash inventory costing adjustment	1,353	—	227	—
Corporate overhead support from general partner (2)	—	3,000	5,000	3,000
Transaction costs and other	84	211	(412)	2,930
Discontinued operations (3)	—	921	168	2,719
Adjusted EBITDA	$7,255	$10,447	$36,318	$32,700

(1)	Due to its non-recurring nature, we excluded this transaction in calculating Adjusted EBITDA.

(2)	Represents expenses incurred by us that were absorbed by our general partner and not passed through to us.

(3)	In February 2016, we completed the sale of our Mid-Continent Business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in thousands)
Reconciliation of adjusted gross margin to operating loss
Adjusted gross margin
Crude oil pipelines and storage	$10,298	$8,259	$27,826	$26,409
Refined products terminals and storage	3,867	3,480	12,317	10,524
NGL distribution and sales	17,970	24,709	68,590	75,233
Total Adjusted gross margin	32,135	36,448	108,733	112,166

Operating expenses	(15,856)	(18,765)	(48,345)	(52,668)
General and administrative	(9,659)	(10,530)	(30,307)	(35,406)
Depreciation and amortization	(11,498)	(11,775)	(34,663)	(34,055)
Loss on disposal of assets, net	(761)	(17)	(2,451)	(1,402)
Total gain (loss) on commodity derivatives	94	(866)	(642)	(1,985)
Net cash payments for commodity derivatives settled during the period	550	8,373	1,082	14,400
Early settlement of commodity derivatives (1)	—	(8,745)	—	(8,745)
Non-cash inventory costing adjustment	(1,353)	—	(227)	—
Other non-cash items	—	1	—	(200)
Operating loss	$(6,348)	$(5,876)	$(6,820)	$(7,895)

(1)	Due to its non-recurring nature, we excluded this transaction in calculating Adjusted EBITDA.

Results of Operations

The following table summarizes our results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
TOTAL REVENUES	$122,805	$154,641	$351,065	$527,380

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	91,379	119,430	242,119	411,744
Operating expense	15,856	18,765	48,345	52,668
General and administrative	9,659	10,530	30,307	35,406
Depreciation and amortization	11,498	11,775	34,663	34,055
Loss on disposal of assets, net	761	17	2,451	1,402
Total costs and expenses	129,153	160,517	357,885	535,275

OPERATING LOSS	(6,348)	(5,876)	(6,820)	(7,895)

OTHER INCOME (EXPENSE)
Interest expense	(683)	(1,350)	(5,216)	(3,848)
Other income, net	100	107	627	468

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,931)	(7,119)	(11,409)	(11,275)

Income tax benefit (expense)	40	(82)	(536)	(333)
LOSS FROM CONTINUING OPERATIONS	(6,891)	(7,201)	(11,945)	(11,608)

DISCONTINUED OPERATIONS (1)
Net loss from discontinued operations	—	(1,247)	(539)	(1,112)

NET LOSS	$(6,891)	$(8,448)	$(12,484)	$(12,720)

(1)	In February 2016, we completed the sale of our Mid-Continent Business.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Consolidated Results

	Three Months Ended September 30,
	2016	2015	Variance
	(in thousands)
Segment Adjusted EBITDA
Crude oil pipelines and storage (1)	$7,340	$5,038	$2,302
Refined products terminals and storage (1)	3,087	2,261	826
NGL distribution and sales (1)	2,244	6,135	(3,891)
Discontinued operations (2)	—	(326)	326
Corporate and other	(5,416)	(2,661)	(2,755)
Total Adjusted EBITDA	7,255	10,447	(3,192)
Depreciation and amortization	(11,498)	(11,775)	277
Interest expense	(683)	(1,350)	667
Income tax benefit (expense)	40	(82)	122
Loss on disposal of assets, net	(761)	(17)	(744)
Unit-based compensation	(451)	(301)	(150)
Total gain (loss) on commodity derivatives	94	(866)	960
Net cash payments for commodity derivatives settled during the period	550	8,373	(7,823)
Early settlement of commodity derivatives	—	(8,745)	8,745
Non-cash inventory costing adjustment	(1,353)	—	(1,353)
Corporate overhead support from general partner	—	(3,000)	3,000
Transaction costs and other	(84)	(211)	127
Discontinued operations (2)	—	(921)	921
Net loss	$(6,891)	$(8,448)	$1,557

(1)	See further analysis of Adjusted EBITDA of each reportable segment below.

(2)	In February 2016, we completed the sale of our Mid-Continent Business.

Corporate and other Adjusted EBITDA. Corporate and other Adjusted EBITDA primarily represents corporate expenses not allocated to reportable segments. Such expenses increased to $5.4 million for the three months ended September 30, 2016 from $2.7 million for the three months ended September 30, 2015. The increase was primarily due to $3.0 million of expenses incurred by us during the three months ended September 30, 2015, that were absorbed by our general partner and not passed through to us.

Loss on disposal of assets, net. The increase in loss on disposal of assets, net for the three months ended September 30, 2016 from the three months ended September 30, 2015 is primarily due to an increase in the amount of scrapped cylinders and valve assets in our propane cylinder exchange business.

Total gain (loss) on commodity derivatives and net cash payments for commodity derivatives settled during the period. The changes in both total gain (loss) on commodity derivatives and net cash payments for commodity derivatives settled during the period are primarily due to the more favorable position of our propane and crude hedges during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Early settlement of commodity derivatives. In the three months ended September 30, 2015, we paid approximately $8.7 million to settle all of our outstanding propane financial swap contracts that were scheduled to mature at various dates through April 2017. Due to the non-recurring nature, we excluded the $8.7 million one-time early settlement of commodity derivatives in calculating Adjusted EBITDA.

Non-cash inventory costing adjustment. We use the first-in, first-out (“FIFO”) method to calculate the cost of our crude oil inventory.  Occasionally, we physically hold the crude oil inventory during contango market conditions (when the price of crude oil for future delivery is higher than current prices).  The non-cash inventory costing adjustment reflects the difference between the actual purchase price for this crude oil inventory and the cost calculated under the FIFO method.   As a result, we have excluded the $1.4 million non-cash inventory costing adjustment in calculating Adjusted EBITDA, which will result in realization of the actual cost of this inventory in the same period when the inventory is physically sold.

Corporate overhead support from general partner. The decrease in corporate overhead support from general partner of $3.0 million is due to expenses incurred by us during the three months ended September 30, 2015, that were absorbed by our general partner and not passed through to us. We have received corporate overhead support from our general partner in each quarter since the third quarter of 2015.  This support is evaluated on a quarterly basis by our general partner.  As a part of the planned merger with American Midstream, ArcLight affiliates have agreed to provide additional support to the combined partnership to achieve average annual distributable cash flow per unit accretion of approximately 5% for 2017 and 2018.  In addition, affiliates of ArcLight have agreed to reimburse us for all costs associated with the proposed merger transaction.  Due to these significant additional support commitments, our general partner has determined not to provide any corporate overhead support for the third quarter of 2016.

 Discontinued operations. Discontinued operations primarily represents non-cash depreciation and amortization expense, non-cash inventory costing adjustments and the total gain on commodity derivatives and net cash receipts for commodity derivatives settled during the period related to the discontinued operations previously owned by our crude oil pipelines and storage segment. Such amounts were $0.8 million in the three months ended September 30, 2015 primarily due to a $3.7 million non-cash inventory costing adjustment and depreciation and amortization expense of $0.6 million  in the three months ended September 30, 2015. As noted above, we use the FIFO method to calculate the cost of our crude oil inventory. During the first quarter of 2015, we entered into several fixed price forward sale contracts that settled during the third and fourth quarters of 2015. We physically held the crude oil inventory associated with those forward sales contracts until the time of the sale. The non-cash inventory costing adjustment reflected the difference between the actual purchase price for the crude oil inventory and the cost calculated under the FIFO method. As a result, we excluded the $3.7 million non-cash inventory costing adjustment in calculating Adjusted EBITDA in the three months ended September 30, 2015, which resulted in realization of the actual cost of the inventory in the same period when the inventory was physically sold. This decrease was partially offset by changes in the total gain on commodity derivatives and net cash receipts for commodity derivatives settled during the period of $3.5 million in the three months ended September 30, 2015.

Segment Operating Results

Crude Oil Pipelines and Storage

	Three Months Ended September 30,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
Crude oil pipeline throughput (Bbls/d) (1)	25,308	28,240	(2,932)
Crude oil sales (Bbls/d) (2)	23,349	25,184	(1,835)
Revenues:
Crude oil sales	$83,694	$105,685	$(21,991)
Gathering, transportation and storage fees	4,956	5,913	(957)
Other revenues	392	621	(229)
Total Revenues	89,042	112,219	(23,177)
Cost of sales, excluding depreciation and amortization (3)	(78,744)	(103,960)	25,216
Adjusted gross margin	10,298	8,259	2,039
Operating expenses (3)	(2,086)	(2,323)	237
General and administrative	(872)	(898)	26
Segment Adjusted EBITDA	$7,340	$5,038	$2,302

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

Volumes. Crude oil pipeline throughput volumes decreased to 25,308 barrels per day for the three months ended September 30, 2016 from 28,240 barrels per day for the three months ended September 30, 2015. Crude oil sales volumes decreased to 23,349 barrels per day for the three months ended September 30, 2016 from 25,184 barrels per day for the three months ended September 30, 2015. These decreases are primarily due to an overall reduction in our customer crude oil production volumes in our areas of operation.  However, producer activity around our Silver Dollar Pipeline has recently increased, resulting in average pipeline throughput volumes of approximately 30,000 barrels per day in October 2016.

Adjusted gross margin. Adjusted gross margin increased to $10.3 million for the three months ended September 30, 2016 from $8.3 million for the three months ended September 30, 2015. The increase was primarily due to an increase in crude oil sales margin of $2.7 million due to the capturing of more favorable margins associated with previously stored inventory during contango market conditions as well as more favorable regional pricing spreads on bulk purchased crude oil.  This increase is partially offset by a decrease in crude oil sales and throughput volumes of $0.3 million and $0.4 million, respectively, as explained above.

Operating expenses. Operating expenses decreased to $2.1 million for the three months ended September 30, 2016 from $2.3 million for the three months ended September 30, 2015. The decrease was primarily due to reductions in personnel costs of $0.3 million from lower headcount.

Refined Products Terminals and Storage

	Three Months Ended September 30,
	2016	2015	Variance

	(in thousands, unless otherwise noted)
Volumes:
Terminal and storage throughput (Bbls/d) (1)	55,675	66,967	(11,292)
Revenues:
Refined products sales	$1,197	$997	$200
Refined products terminals and storage fees	3,443	3,404	39
Total Revenues	4,640	4,401	239
Cost of sales, excluding depreciation and amortization (2)	(773)	(921)	148
Adjusted gross margin	3,867	3,480	387
Operating expenses (2)	(614)	(968)	354
General and administrative	(167)	(252)	85
Other income	1	1	—
Segment Adjusted EBITDA	$3,087	$2,261	$826

(1)	Represents the average daily throughput volume in our refined products terminals and storage segment.

(2)	Certain expenses have been excluded from cost of sales, excluding depreciation and amortization and operating expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Volumes decreased to 55,675 barrels per day for the three months ended September 30, 2016 from 66,967 for the three months ended September 30, 2015. The decrease was primarily due to increased competition.

Revenues. Revenues increased to $4.6 million for the three months ended September 30, 2016 from $4.4 million for the three months ended September 30, 2015. The increase was primarily due to an increase in refined products sales revenue of $0.2 million related to the timing of our sale of excess volumes in the three months ended September 30, 2016.

Cost of Sales, excluding depreciation and amortization. Cost of sales, excluding depreciation and amortization, decreased to $0.8 million for the three months ended September 30, 2016 from $0.9 million for the three months ended September 30, 2015. The decrease was primarily due to timing of sales of our butane blending volumes.

Operating expenses. Operating expenses decreased to $0.6 million for the three months ended September 30, 2016 from $1.0 million for the three months ended September 30, 2015. The decrease was primarily due to a non-recurring charge of $0.2 million at our North Little Rock, Arkansas terminal in the three months ended September 30, 2015, related to the final settlement of under-delivered product volumes with one of our customers.

NGL Distribution and Sales

	Three Months Ended September 30,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
NGL and refined product sales (Mgal/d) (1)	140	175	(35)
Revenues:
Gathering, transportation and storage fees	$571	$1,413	$(842)
NGL and refined product sales	25,733	33,777	(8,044)
Other revenues	2,819	2,831	(12)
Total Revenues	29,123	38,021	(8,898)
Cost of sales, excluding depreciation and amortization (2)	(11,153)	(13,312)	2,159
Adjusted gross margin	17,970	24,709	(6,739)
Operating expenses (2)	(13,202)	(15,492)	2,290
General and administrative (2)	(2,591)	(3,211)	620
Other income, net	67	129	(62)
Segment Adjusted EBITDA	$2,244	$6,135	$(3,891)

(1)	Represents the average daily sales volume in our NGL distribution and sales segment.

(2)

Certain expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Adjusted gross margin. Adjusted gross margin decreased to $18.0 million for the three months ended September 30, 2016 from $24.7 million for the three months ended September 30, 2015.  The decrease was driven by a reduction in both NGL and refined product sales margin and volumes of $2.1 million and $4.6 million, respectively.  The average NGL and refined products sales margin decreased due to less favorable market conditions in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  The reduction in NGL and refined product sales volumes was primarily due to a decline in volumes associated with oilfield services as a result of lower exploration and production activity in the three months ended September 30, 2016 and the prolonged impact of last winter’s unseasonably warm weather.

Operating expenses. Operating expenses decreased to $13.2 million for the three months ended September 30, 2016 from $15.5 million for the three months ended September 30, 2015. The decrease was primarily due to a reduction in employee and distribution costs of $1.0 million and $0.9 million, respectively.  The decrease in employee costs was related to a reduction in headcount while the decline in distribution costs was driven by lower volumes and improved fleet efficiencies.

General and administrative. General and administrative expenses decreased to $2.6 million for the three months ended September 30, 2016 from $3.2 million for the three months ended September 30, 2015 due to overall cost reduction efforts. The decrease is primarily due to a reduction in bad debt expense of $0.2 million from an improvement in collection efforts and lower personnel costs of $0.2 million related to reduction in headcount.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Consolidated Results

	Nine months ended September 30,
	2016	2015	Variance

	(in thousands)
Segment Adjusted EBITDA
Crude oil pipelines and storage (1)	$19,071	$16,467	$2,604
Refined products terminals and storage (1)	9,992	7,601	2,391
NGL distribution and sales (1)	20,902	22,996	(2,094)
Discontinued operations (2)	(371)	1,607	(1,978)
Corporate and other	(13,276)	(15,971)	2,695
Total Adjusted EBITDA	36,318	32,700	3,618
Depreciation and amortization	(34,663)	(34,055)	(608)
Interest expense	(5,216)	(3,848)	(1,368)
Income tax expense	(536)	(333)	(203)
Loss on disposal of assets, net	(2,451)	(1,402)	(1,049)
Unit-based compensation	(1,393)	(803)	(590)
Total loss on commodity derivatives	(642)	(1,985)	1,343
Net cash payments for commodity derivatives settled during the period	1,082	14,400	(13,318)
Early settlement of commodity derivatives	—	(8,745)	8,745
Non-cash inventory costing adjustment	(227)	—	(227)
Corporate overhead support from general partner	(5,000)	(3,000)	(2,000)
Transaction costs and other	412	(2,930)	3,342
Discontinued operations (2)	(168)	(2,719)	2,551
Net loss	$(12,484)	$(12,720)	$236

(1)	See further analysis of Adjusted EBITDA of each reportable segment below.

(2)	In February 2016, we completed the sale of our Mid-Continent Business.

Discontinued operations Adjusted EBITDA. Adjusted EBITDA related to discontinued operations included previously in our crude oil pipelines and storage segment decreased $2.0 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily due to a decrease in crude oil sales volumes and crude oil sales margin in our operations in the Mid-Continent region of Oklahoma and Kansas. We completed the sale of our Mid-Continent Business in February 2016.

Corporate and other Adjusted EBITDA. Corporate and other Adjusted EBITDA primarily represents corporate expenses not allocated to reportable segments. Such expenses decreased to $13.3 million for the nine months ended September 30, 2016 from $16.0 million for the nine months ended September 30, 2015. The decrease was primarily due to an increase in corporate overhead support from our general partner of $2.0 million and a reduction in employee expenses of $0.9 million from a reduction in corporate headcount and general cost reduction initiatives.  The corporate overhead support represents expenses incurred by us during the nine months ended September 30, 2016 and 2015, that were absorbed by our general partner and not passed through to us.

Depreciation and amortization expense. Depreciation and amortization expense for the nine months ended September 30, 2016 increased to $34.7 million from $34.1 million for the nine months ended September 30, 2015. The increase was primarily due to growth projects associated with our Silver Dollar Pipeline System in 2015 as well as with our North Little Rock refined products terminal throughout 2015 and early 2016. Our average depreciable asset base increased from $311.9 million during the nine months ended September 30, 2015 to $356.2 million during the nine months ended September 30, 2016.

Interest expense. Interest expense for the nine months ended September 30, 2016 increased to $5.2 million from $3.8 million for the nine months ended September 30, 2015. The increase was primarily due to non-cash losses on interest rate swaps and an increase in average outstanding borrowings under our revolving credit facility.  Our interest rate swaps are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period.  Losses on interest rate swaps increased $0.8 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as a result of forward market interest rates decreasing in the first half of 2016. Our average outstanding borrowings increased from $132.8 million for the nine months ended September 30, 2015 to $159.1 million for the nine months ended September 30, 2016.

Loss on disposal of assets, net. The increase in loss on disposal of assets, net for the nine months ended September 30, 2016 from the nine months ended September 30, 2015 is primarily due to an increase in the number of cages disposed of in our propane cylinder exchange business.

Unit-based compensation.  Unit-based compensation for the nine months ended September 30, 2016 increased to $1.4 million from $0.8 million for the nine months ended September 30, 2015 primarily due to the additional LTIP phantom units granted in the nine months ended September 30, 2016.

Total loss on commodity derivatives and net cash payments for commodity derivatives settled during the period. The reduction in both total loss on commodity derivatives and net cash payments for commodity derivatives settled during the period are primarily due to the more favorable position of our propane and crude hedges during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Early settlement of commodity derivatives. In the nine months ended September 30, 2015, we paid approximately $8.7 million to settle all of our outstanding propane financial swap contracts that were scheduled to mature at various dates through April 2017. Due to the non-recurring nature, we excluded the $8.7 million one-time early settlement of commodity derivatives in calculating Adjusted EBITDA.

Corporate overhead support from general partner. Corporate overhead support from general partner for the nine months ended September 30, 2016 increased to $5.0 million from $3.0 million for the nine months ended September 30, 2015.  These amounts represent expenses incurred by us during the nine months ended September 30, 2016 and 2015, that were absorbed by our general partner and not passed through to us. We have received corporate overhead support from our general partner in each quarter since the third quarter of 2015.  This support is evaluated on a quarterly basis by our general partner.  As a part of the planned merger with American Midstream, ArcLight affiliates have agreed to provide additional support to the combined partnership to achieve average annual distributable cash flow per unit accretion of approximately 5% for 2017 and 2018.  In addition, affiliates of ArcLight have agreed to reimburse us for all costs associated with the proposed merger transaction.  Due to these significant additional support commitments, our general partner has determined not to provide any corporate overhead support for the third quarter of 2016.

 Discontinued operations.  Discontinued operations primarily represents non-cash depreciation and amortization expense, the total gain (loss) on commodity derivatives and net cash payments for commodity derivatives settled during the period, non-cash inventory costing adjustments and interest expense related to the discontinued operations previously owned by our crude oil pipelines and storage segment. Such amounts decreased to $0.2 million for the nine months ended September 30, 2016 from $2.7 million for the nine months ended September 30, 2015 primarily due to a decrease in non-cash inventory costing adjustment of $2.7 million and reduction in depreciation and amortization expense of $1.5 million. We use the FIFO method to calculate the cost of our crude oil inventory. During the first quarter of 2015, we entered into several fixed price forward sale contracts that settled during the third and fourth quarters of 2015. We physically held the crude oil inventory associated with those forward sales contracts until the time of the sale. The non-cash inventory costing adjustment reflected the difference between the actual purchase price for the crude oil inventory and the cost calculated under the FIFO method. As a result, we excluded the $2.7 million non-cash inventory costing adjustment in calculating Adjusted EBITDA for the nine months ended September 30, 2015, which resulted in realization of the actual cost of the inventory in the same period when the inventory was physically sold. In addition, interest expense decreased $0.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  These decreases are partially offset by changes in the total gain (loss) on commodity derivatives and net cash payments for commodity derivatives settled during the period of $2.1 million.

Segment Operating Results

Crude Oil Pipelines and Storage

	Nine months ended September 30,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
Crude oil pipeline throughput (Bbls/d) (1)	25,228	28,704	(3,476)
Crude oil sales (Bbls/d) (2)	22,381	29,422	(7,041)
Revenues:
Crude oil sales	$207,083	$359,136	$(152,053)
Gathering, transportation and storage fees	15,329	16,291	(962)
Other revenues	1,029	1,768	(739)
Total Revenues	223,441	377,195	(153,754)
Cost of sales, excluding depreciation and amortization (3)	(195,615)	(350,786)	155,171
Adjusted gross margin	27,826	26,409	1,417
Operating expenses (3)	(6,350)	(7,596)	1,246
General and administrative (3)	(2,405)	(2,346)	(59)
Segment Adjusted EBITDA	$19,071	$16,467	$2,604

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

Volumes. Crude oil pipeline throughput volumes decreased to 25,228 barrels per day for the nine months ended September 30, 2016 from 28,704 barrels per day for the nine months ended September 30, 2015. Crude oil sales volumes decreased to 22,381 barrels per day for the nine months ended September 30, 2016 from 29,422 barrels per day for the nine months ended September 30, 2015. These decreases are primarily due to an overall reduction in our customer crude oil production volumes in our areas of operation.  However, producer activity around our Silver Dollar Pipeline has recently increased, resulting in average pipeline throughput volumes of approximately 30,000 barrels per day in October 2016.

Adjusted gross margin. Adjusted gross margin increased to $27.8 million for the nine months ended September 30, 2016 from $26.4 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in crude oil sales margin of $5.6 million due to the capturing of more favorable margins associated with previously stored inventory during contango market conditions as well as more favorable regional pricing spreads on bulk purchased crude oil.  This increase is partially offset by a decrease in crude oil sales and throughput volumes of $2.6 million and $1.2 million, respectively, as explained above.

Operating expenses. Operating expenses decreased to $6.4 million for the nine months ended September 30, 2016 from $7.6 million for the nine months ended September 30, 2015. The decrease was primarily due to reductions in personnel costs of $1.3 million from lower headcount.

Refined Products Terminals and Storage

	Nine months ended September 30,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
Terminal and storage throughput (Bbls/d) (1)	57,649	63,954	(6,305)
Revenues:
Refined products sales	$8,936	$4,856	$4,080
Refined products terminals and storage fees	10,211	9,756	455
Total Revenues	19,147	14,612	4,535
Cost of sales, excluding depreciation and amortization (2)	(6,830)	(4,088)	(2,742)
Adjusted gross margin	12,317	10,524	1,793
Operating expenses (2)	(1,826)	(2,339)	513
General and administrative	(513)	(589)	76
Other income	14	5	9
Segment Adjusted EBITDA	$9,992	$7,601	$2,391

(1)	Represents the average daily throughput volume in our refined products terminals and storage segment.

(2)	Certain expenses have been excluded from cost of sales, excluding depreciation and amortization and operating expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Volumes decreased to 57,649 barrels per day for the nine months ended September 30, 2016 from 63,954 for the nine months ended September 30, 2015. The decrease was primarily due to increased competition in our area of operations and a non-recurring increase in volumes in the nine months ended September 30, 2015 from a refinery turnaround in our area of operations during that period.

Revenues. Revenues increased to $19.1 million for the nine months ended September 30, 2016 from $14.6 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in refined products sales revenue of $4.1 million related to the addition of butane blending capabilities at our North Little Rock Terminal in the second quarter of 2015.

Cost of Sales, excluding depreciation and amortization. Cost of sales, excluding depreciation and amortization, increased to $6.8 million for the nine months ended September 30, 2016 from $4.1 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in butane blending sales volumes.

Operating expenses. Operating expenses decreased to $1.8 million for the nine months ended September 30, 2016 from $2.3 million for the nine months ended September 30, 2015. The decrease was primarily due to $0.2 million related to inadvertent product releases and $0.2 million from the final settlement of the under-delivered product volumes with a certain customer, both of which were incurred in the nine months ended September 30, 2015.

NGL Distribution and Sales

	Nine months ended September 30,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
NGL and refined product sales (Mgal/d) (1)	180	209	(29)
Revenues:
Gathering, transportation and storage fees	$2,457	$4,680	$(2,223)
NGL and refined product sales	97,006	122,173	(25,167)
Other revenues	9,014	8,720	294
Total Revenues	108,477	135,573	(27,096)
Cost of sales, excluding depreciation and amortization (2)	(39,887)	(60,340)	20,453
Adjusted gross margin	68,590	75,233	(6,643)
Operating expenses (2)	(40,482)	(42,500)	2,018
General and administrative (2)	(7,358)	(9,944)	2,586
Other income, net	152	207	(55)
Segment Adjusted EBITDA	$20,902	$22,996	$(2,094)

(1)	Represents the average daily sales volume in our NGL distribution and sales segment.

(2)

Certain expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Adjusted gross margin. Adjusted gross margin decreased to $68.6 million for the nine months ended September 30, 2016 from $75.2 million for the nine months ended September 30, 2015.  The decrease was driven by a reduction in NGL and refined product sales volumes of $10.8 million, partially offset by an increase in average NGL and refined product sales margin of $4.2 million.  The reduction in NGL and refined product sales volumes was primarily due to a decline in volumes associated with oilfield services as a result of lower exploration and production activity and overall warmer than normal temperatures sustained in the nine months ended September 30, 2016.  The average NGL and refined products sales margin increased due to more favorable market conditions in the earlier months of 2016 compared to the same months in the prior year.

Operating expenses. Operating expenses decreased to $40.5 million for the nine months ended September 30, 2016 from $42.5 million for the nine months ended September 30, 2015. The decrease was primarily due to a reduction in distribution and employee costs of $1.2 million and $0.6 million, respectively.  The decrease in distribution costs was driven by lower volumes and improved fleet efficiencies while the decline in employee costs was related to a reduction in headcount.

General and administrative. General and administrative expenses decreased to $7.4 million for the nine months ended September 30, 2016 from $9.9 million for the nine months ended September 30, 2015 due to overall cost reduction efforts. The decrease is primarily due to a reduction in bad debt expense of $0.9 million from an improvement in collection efforts and lower personnel costs of $0.8 million related to a reduction in headcount.  The remaining decrease is due to small reductions in various expenses from our cost reduction efforts.

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

Distributions

We intend to pay a minimum quarterly distribution of $0.3250 per unit per quarter, which equates to approximately $12.1 million per quarter, or $48.4 million per year, calculated based on the number of common and subordinated units outstanding as of October 21, 2016 and estimated unvested phantom units under our long-term incentive plan. We do not have a legal obligation to pay this distribution, except as provided in our partnership agreement. We currently estimate that our distributable cash flow in certain quarters of 2016 will be less than our anticipated distributions to unitholders during those periods. This shortfall is expected to be temporary and is expected to be funded with a combination of borrowings from our revolving credit facility and potential corporate overhead support from our general partner. A distribution of $0.3250 per common unit and subordinated unit for the three months ended September 30, 2016 was declared on October 25, 2016 and will be paid on November 11, 2016 to unitholders of record as of November 4, 2016.

Revolving Credit Facility

Our revolving credit facility has a maturity date of February 12, 2019 and consists of a $275.0 million revolving line of credit, which includes a sub-limit of up to $100.0 million for letters of credit, and contains an accordion feature that will allow us to increase the borrowing capacity thereunder from $275.0 million to $425.0 million, subject to obtaining additional or increased lender commitments. Our revolving credit facility is available for refinancing and repayment of certain existing indebtedness, working capital, capital expenditures, permitted acquisitions and for general partnership purposes, including distributions, not in contravention of law or the loan documents. Substantially all of our assets, excluding equity in and assets of unrestricted subsidiaries and other customary exclusions, are pledged as collateral under our revolving credit facility. Our revolving credit facility contains customary covenants, including, among others, those that restrict our ability to make or limit certain payments, distributions, acquisitions, loans, or investments, incur certain indebtedness or create certain liens on our assets. Our revolving credit facility also requires compliance with certain financial covenants, which include the following:

•                                          a consolidated interest coverage ratio of not less than 2.50;

•                                          prior to our issuance of certain unsecured notes, (i) a consolidated net total leverage ratio of not more than 4.50 and (ii) from and after our issuance of certain unsecured notes, a consolidated net total leverage ratio of not more than 5.00;



•from and after our issuance of certain unsecured notes, a consolidated senior secured net leverage ratio of not more than 3.50; and

•                                          available liquidity of not less than $25.0 million.

We were in compliance with all covenants as of September 30, 2016.

As of October  31, 2016, we had $162.0 million of outstanding borrowings under our revolving credit facility and a remaining borrowing capacity of $93.1 million thereunder. Issued and outstanding letters of credit, which reduced borrowing capacity, totaled $19.9 million as of October 31, 2016.

Borrowings under our revolving credit facility bear interest at a rate per annum equal to, at our option, either (a) a Base Rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate of Bank of America, and (3) LIBOR, subject to certain adjustments, plus 1.00% or (b) LIBOR, in each case plus an Applicable Rate (Base Rate, LIBOR and Applicable Rate each as defined in our revolving credit facility). As of

September 30, 2016, the Applicable Rate for Base Rate loans was 1.00% and the Applicable Rate for LIBOR loans was 2.00%, in each case based on our consolidated net total leverage ratio.

Cash Flow

Cash provided by (used in) operating activities, investing activities and financing activities were as follows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating activities	$47,732	$24,266
Investing activities	(8,122)	(68,122)
Financing activities	(39,829)	49,060

Cash provided by operating activities.    Cash provided by operating activities was $47.7 million for the nine months ended September 30, 2016 compared to $24.3 million for the nine months ended September 30, 2015. The $23.4 million increase was primarily due to a $15.2 million reduction in cash payments for commodity derivatives settled, primarily related to our propane financial swap contracts and a $9.4 million increase from the timing of collections and payments.

Cash used in investing activities.    Cash used in investing activities was $8.1 million for the nine months ended September 30, 2016 compared to $68.1 million for the nine months ended September 30, 2015. The $60.0 million decrease was primarily due to a decrease in capital expenditures of $38.0 million and an increase of  $10.0 million in proceeds from the sale of assets, which includes the sale of our trucking and marketing assets in the Mid-Continent Business.  The nine months ended September 30, 2015 also included $12.6 million in cash used for the acquisition of Southern Propane.

Cash (used in) provided by financing activities.    Cash used in financing activities was $39.8 million for the nine months ended September 30, 2016 compared to cash provided by financing activities of $49.1 million for the nine months ended September 30, 2015. The $88.9 million change was primarily due to a reduction in net borrowings under our revolving credit facility of $87.0 million and an increase in distributions paid to unitholders of $1.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The nine months ended September 30, 2015 also included $1.2 million in cash contributions received from our general partner.

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

For the nine months ended September 30, 2016, we spent $19.7 million on capital expenditures, of which $2.6 million represents maintenance capital expenditures and $17.1 million represents growth capital expenditures. We have budgeted $5.0 million in maintenance capital expenditures for the year ending December 31, 2016. We expect growth capital expenditures for the year ending December 31, 2016 to be in the lower end of our previously provided guidance range of $25.0 million to $35.0 million.

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

Working Capital

Our working capital is the amount by which our current assets exceed our current liabilities and is a measure of our ability to pay our liabilities as they come due. Our working capital was $2.5 million and $16.7 million as of September 30, 2016 and December 31, 2015, respectively.

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

Sensitivity analysis. The table below summarizes our commodity-related financial derivative instruments and fair values, as well as the effect on fair value of an assumed hypothetical 10% change in the underlying price of the commodity.

	Maturity	Notional Volume	Fair Value Asset/(Liability)	Effect of Hypothetical 10% Change
			(in thousands)
Commodity Swaps :
Propane Fixed Price (Gallons)	Oct 2016 - Aug 2018	4,557,355	$177	$245
Crude Oil Fixed Price (Barrels)	Nov 2016	(92,000)	(141)	450
Crude Oil Basis (Barrels)	Nov 2016 - March 2017	362,000	21	20

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

Interest rate risk. Our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of September 30, 2016, $100.0 million of our outstanding debt is economically hedged using financial interest rate swaps. Based on our unhedged interest rate exposure to variable rate debt outstanding as of September 30, 2016, a 1% increase or decrease in interest rates would change annual interest expense by approximately $0.6 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities during the three months ended September 30, 2016:

Period	Total number of units withheld (1)	Average price per unit	Total number of units purchased as part of publicly announced plans	Maximum number of units that may yet be purchased under the plan
July 1, 2016 - July 31, 2016	—	$—	—	—
August 1, 2016 - August 31, 2016	331	8.95	—	—
September 1, 2016 - September 30, 2016	662	7.72	—	—

(1)	Represents units withheld to satisfy employees’ tax withholding obligations in connection with vesting of phantom units during the period.

Item 5. Other Information.

On October 23, 2016, we and our general partner entered into an Agreement and Plan of Merger (“LP Merger Agreement”) with American Midstream Partners, L.P. (“AMID”), American Midstream GP, LLC, the general partner of AMID (“AMID GP”), and an indirect and wholly owned subsidiary of AMID (“Merger Sub”). The LP Merger Agreement provides that we will be merged with and into Merger Sub (“AMID Merger”), with the Partnership surviving the merger as a wholly owned subsidiary of AMID.

At the effective time of the AMID Merger, (i) each common unit and each subordinated unit of the Partnership issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time, other than common unit and subordinated units of the Partnership held by Lonestar, JP Energy Development LP, a Delaware limited partnership, or their respective affiliates (together, the “Affiliated Holders”) will be converted into the right to receive 0.5775 of a common unit representing limited partner interests in AMID (“AMID Common Unit”) and (ii) each common unit and subordinated unit of the Partnership issued and outstanding or deemed issued and outstanding as of immediately prior to the effective time held by the Affiliated Holders will be converted into the right to receive 0.5225 of an AMID Common Unit.

Completion of the merger is subject to the satisfaction or waiver of a number of customary closing conditions as set forth in the Merger Agreement, including approval of the AMID Merger by (i) holders of at least a majority of the outstanding common units of the Partnership that are not held by our general partner or its affiliates and the holders of at least a majority of the outstanding subordinated units of the Partnership voting for the adoption of the LP Merger Agreement and the transactions contemplated thereby, receipt of required regulatory approvals in connection with the merger, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and effectiveness of a registration statement on Form S-4 registering the AMID common units to be issued in connection with the merger.

The LP Merger Agreement contains certain termination rights for both AMID and the Partnership. The LP Merger Agreement further provides that, upon termination of the LP Merger Agreement, under certain circumstances, the Partnership may be required to reimburse AMID’s expenses, subject to certain limitations, or pay AMID a termination fee equal to $10.0 million less any previous AMID expenses reimbursed by JPE.

In connection with the LP Merger Agreement, on October 23, 2016, AMID GP entered into an Agreement and Plan of Merger (the “GP Merger Agreement” and, together with the LP Merger Agreement, the “Merger Agreements”) with our general partner and a wholly owned subsidiary of AMID GP (“GP Merger Sub”). Upon the terms and subject to the conditions set forth in the GP Merger Agreement, GP Merger Sub will merge with and into JPE GP (the “GP Merger” together with the LP Merger, the “Mergers”), with JPE GP surviving the merger as a wholly owned subsidiary of AMID GP.

In connection with the Merger Agreements, Lonestar, the Partnership and our general partner entered into an Expense Reimbursement Agreement  providing that Lonestar will reimburse, or will pay directly on behalf of, the Partnership or our general partner the third party reasonable costs and expenses incurred the Partnership or our general partner in connection with the Mergers (as defined below), including  (i) the termination fee and (ii) all reasonable out-of-pocket legal and financial advisory fees, costs and expenses paid or payable to third parties and incurred in connection with the negotiation, execution and performance of the LP Merger Agreement and consummation of the Mergers.

Item 6. Exhibits.

Exhibit Number	Description

2.1*

Agreement and Plan of Merger, dated as of October 23, 2016, by and among American Midstream Partners, LP, American Midstream GP, LLC, JP Energy Partners LP, JP Energy GP II LLC, Argo Merger Sub, LLC, and Argo Merger GP Sub, LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on October 24, 2016).

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

10.1*

Expense Reimbursement Agreement, dated as of October 23, 2016, by and among JP Energy Partners LP, JP Energy GP II LLC and Lonestar Midstream Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on October 24, 2016).

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

JP ENERGY PARTNERS LP

	By:	JP ENERGY GP II LLC,
its general partner

Date: November 7, 2016	By:	/s/ J. Patrick Barley
J. Patrick Barley
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2016	By:	/s/ Patrick J. Welch
Patrick J. Welch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)