Form 10-K
period 2016-12-31
JP Energy Partners LP
filed 2017-03-13
CIK 1523404

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2016, was $122,192,092. The aggregate market value was computed by reference to the last sale price of the registrant's common units on the New York Stock Exchange on June 30, 2016.

As of February 27, 2017, the Registrant had 18,550,906 common units and 18,122,903 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

i

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K (this “report” or this “Form 10-K”) to “JP Energy Partners,” “the Partnership,” “we,” “our,” “us,” or like terms refer to JP Energy Partners LP and its subsidiaries, and references to “our general partner” refer to JP Energy GP II LLC, our general partner prior to March 8, 2017, and Argo Merger GP Sub, LLC, our general partner after March 8, 2017.  References to “our sponsor” or “Lonestar” refer to AL Lonestar, LLC, which owns and controls our general partner. References to “ArcLight Capital” refer to ArcLight Capital Partners, LLC and references to “ArcLight Fund V” refer to ArcLight Energy Partners Fund V, L.P. References to “ArcLight” refer collectively to ArcLight Capital and ArcLight Fund V. ArcLight Capital manages ArcLight Fund V, which controls our general partner through its ownership and control of Lonestar.

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



•the volumes of crude oil that we gather, transport and store, the throughput volumes at our refined products terminals and our NGL sales volumes;



•the fees we receive for the crude oil, refined products and NGL volumes we handle;



•pressures from our competitors, some of which may have significantly greater resources than us;



•the cost of propane that we buy for resale, including due to disruptions in its supply, and whether we are able to pass along cost increases to our customers;



•competitive pressures from other energy sources such as natural gas, which could reduce existing demand for propane;



•the risk of contract cancellation, non-renewal or failure to perform by our customers, and our inability to replace such contracts and/or customers;



•leaks or releases of hydrocarbons into the environment that result in significant costs and liabilities;



•the level of our operating, maintenance and general and administrative expenses;



•regulatory action affecting our existing contracts, our operating costs or our operating flexibility;



•failure to secure or maintain contracts with our largest customers, or non-performance of any of those customers under the applicable contract;



•competitive conditions in our industry;



•changes in the long-term supply of and demand for oil, natural gas liquids, refined products and natural gas;

•the availability and cost of capital and our ability to access certain capital sources;



•a deterioration of the credit and capital markets;



•volatility of fuel prices;



•actions taken by our customers, competitors and third-party operators;



•our ability to complete growth projects on time and on budget;



•inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;



•environmental hazards;



•industrial accidents;



•changes in laws and regulations (or the interpretation thereof) related to the transportation, storage or terminaling of crude oil and refined products or the distribution and sales of NGLs;



•fires, explosions or other accidents;



•the effects of future litigation;

•the possibility that the expected synergies and value creation from the AMID Merger will not be realized or will not be realized within the expected time period;

•the risk that the businesses of JPEP and AMID will not be integrated successfully;



•disruption from the AMID Merger making it more difficult to maintain business and operational relationships; and

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

ITEM 1. BUSINESS

Overview

We are a growth-oriented limited partnership formed in May 2010 by members of management and further capitalized by ArcLight to own, operate, develop and acquire a diversified portfolio of midstream energy assets. Our operations consist of three business segments: (i) crude oil pipelines and storage, (ii) refined products terminals and storage and (iii) NGL distribution and sales.

For additional information relating to our disclosure of revenues, profits and total assets by operating segment, please read “Note 16—Reportable Segments” included in our audited consolidated financial statements incorporated by reference into this Form 10-K.

AMID Merger Agreement

On October 23, 2016, we and JP Energy GP II LLC entered into an Agreement and Plan of Merger (“LP Merger Agreement”) with American Midstream Partners, L.P. (“AMID”), American Midstream GP, LLC, the general partner of AMID (“AMID GP”), and an indirect and wholly owned subsidiary of AMID (“Merger Sub”).  On March 8, 2017, we were merged with and into Merger Sub (“AMID Merger”), with the Partnership surviving the merger as a wholly owned subsidiary of AMID.

At the effective time of the AMID Merger, (i) each common unit and each subordinated unit of the Partnership issued and outstanding, other than common units and subordinated units of the Partnership held by Lonestar, JP Energy Development LP, a Delaware limited partnership, or their respective affiliates (together, the “Affiliated Holders”) was converted into the right to receive 0.5775 of a common unit representing limited partner interests in AMID (“AMID Common Unit”) and (ii) each common unit and subordinated unit of the Partnership issued and outstanding held by the Affiliated Holders was converted into the right to receive 0.5225 of an AMID Common Unit.

In connection with the LP Merger Agreement, on October 23, 2016, AMID GP entered into an Agreement and Plan of Merger (the “GP Merger Agreement” and, together with the LP Merger Agreement, the “Merger Agreements”) with JP Energy GP II LLC and a wholly owned subsidiary of AMID GP (“GP Merger Sub”). On March 8, 2017, GP Merger Sub merged with and into JP Energy GP II LLC (the “GP Merger” together with the LP Merger, the “Mergers”), with JP Energy GP II LLC surviving the merger as a wholly owned subsidiary of AMID GP.

In connection with the Merger Agreements, Lonestar, the Partnership and JP Energy GP II LLC entered into an Expense Reimbursement Agreement  providing that Lonestar will reimburse, or will pay directly on behalf of, the Partnership or our general partner the third party reasonable costs and expenses incurred by the Partnership or our general partner in connection with the Mergers, including all reasonable out-of-pocket legal and financial advisory fees, costs and expenses paid or payable to third parties and incurred in connection with the negotiation, execution and performance of the LP Merger Agreement and consummation of the Mergers.

How We Conduct Our Business

We conduct our business through fee-based and margin-based arrangements.

Fee-based.  We charge our customers a capacity, throughput or volume-based fee that is not contingent on commodity price changes. Our fee-based services include the operations in our crude oil pipelines and storage segment, our refined products terminals and storage segment, and the NGL transportation services we provide within our NGL distribution and sales segment. In our crude oil pipelines business, we purchase crude oil at an index price less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point at the same index price. We consider this a fee-based business because we lock in the economic equivalent of a transportation fee. Our fee-based businesses are governed by tariffs or other negotiated fee agreements between us and our customers with terms ranging from one month to eight years.

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

Our Assets and Operations

Crude Oil Pipelines and Storage

Silver Dollar Pipeline System.  The Silver Dollar Pipeline System provides crude oil gathering services for producers targeting the Spraberry and Wolfcamp formations in the Midland Basin. The system currently consists of approximately 161 miles of high-pressure steel pipeline with throughput capacity of approximately 130,000 barrels per day and three interconnections to third-party, long-haul, transportation pipelines. Our operations are underpinned by long-term, fee-based contracts with leading producers in the Midland Basin. One significant contract has a remaining term of approximately six years and contains an acreage dedication related to crude oil production from approximately 125,000 acres in Crockett and Schleicher counties, Texas. Another significant contract has a remaining term of approximately 2.5 years and contains a minimum volume commitment that was amended in June 2016 to significantly increase the volumes committed thereunder. A third significant contract has a remaining term of approximately eight years and contains an acreage dedication related to crude oil production from approximately 57,000 acres in Reagan, Glasscock, Sterling and Irion Counties.

The Silver Dollar Pipeline System serves production from the Spraberry and Wolfcamp formations in the Midland Basin within Crockett, Reagan, Glasscock, Sterling, Irion and Schleicher Counties, Texas. As of December 2016, the Silver Dollar Pipeline System is connected to producers that control approximately 360,000 acres in Crockett, Reagan, Glasscock, Sterling, Irion and Schleicher Counties, Texas. The table below contains operational information related to the Silver Dollar Pipeline System.

Throughput For The Three
Months Ended
Length	Capacity	Storage Capacity	December 31, 2016	December 31, 2015
161 miles	130,000bpd	140,000 barrels	30,932bpd	26,888bpd

Construction of the Silver Dollar Pipeline System began in October 2012, and it was put into service in April 2013. The pipeline extends from the Midway Station in Crockett County, Texas to the Owens Station in Reagan County, Texas, a 4.3-acre site with an interconnection to Plains All American Pipeline, L.P.’s Spraberry pipeline expansion. In November 2014, a second connection was made to Oxy Centurion’s Cline Shale pipeline to give Silver Dollar a second delivery location. The Midway Station receives trucking volumes from multiple producers located to the south and has connections to neighboring producer facilities. The Midway Station currently has a 10,000 barrel tank and six truck injection stations.

In February 2015, we commissioned a new 70,000 barrel crude oil storage tank which increased our total crude oil storage capacity on the Silver Dollar Pipeline to 110,000 barrels at that time.

In April 2015, we announced that we had executed an interconnection agreement with an affiliate of Magellan Midstream Partners, L.P. (“Magellan”) to connect our Silver Dollar Pipeline System to Magellan’s Longhorn pipeline at the Barnhart Terminal in Crockett County, Texas. The interconnection provides producers with a third takeaway option from the Silver Dollar Pipeline System. The connection was completed and began service in September 2015. As part of the Magellan project, we also added 30,000 barrels of crude oil storage which further increased the total crude oil storage capacity on the Silver Dollar Pipeline to 140,000 barrels.

MIDLAND
GLASSCOCK
STERLING
TOM GREEN
UPTON
REAGAN
IRION
CROCKETT
SCHLEICHER
Radio Tower Station
Rocker B Station
Oxy Barnhart Station (Oxy Clineshale Interconnect to Colorado City)
Mertzon
Big Lake
Owens Station (Plains Interconnect to Midland)
Barnhart
Magellan Barnhart Station (Longhorn Interconnect to E. Houston)
Midway Station
Stations/Interconnects
Active Pipeline
JP Energy
0
3.75
7.5
15
Miles
N
W
E
S

JPE - Silver Dollar Pipeline

In our crude oil pipelines business, we purchase crude oil from a producer or supplier at a designated receipt point on our Silver Dollar Pipeline System at an index price less a transportation fee, and simultaneously sell an identical volume of crude oil at a designated delivery point at the same index price, allowing us to lock in a fixed margin that is in effect economically equivalent to a transportation fee. These transactions account for substantially all of the Adjusted EBITDA we generate on our Silver Dollar Pipeline System.

Crude Oil Storage. We own a crude oil storage facility in Cushing, Oklahoma with an aggregate shell capacity of approximately 3.0 million barrels, consisting of five 600,000-barrel storage tanks. These storage tanks were built in 2009 and are located on the western side of a terminal owned by Enterprise Products Partners L.P. (the “Enterprise Terminal”). The storage tanks are able to receive approximately 18,000 barrels of crude oil per hour or deliver approximately 8,000 barrels of crude oil per hour, and have inbound connections with multiple pipelines and two-way interconnections with all of the other major storage facilities in Cushing, including the delivery point specified in all crude oil futures contracts traded on the NYMEX. TEPPCO Partners LP (“TEPPCO”), a wholly owned subsidiary of Enterprise, serves as the operator of our facilities.

Our crude oil storage business provides stable and predictable fee-based cash flows. All of the shell capacity of our storage tanks is dedicated to one customer pursuant to a long-term contract, backed by an escrow account, with an expiration in August 2017. We generate crude oil storage revenues by charging this customer a fixed monthly fee per barrel of shell capacity that is not contingent on the customer’s actual usage of our storage tanks.

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

Crude Oil Supply and Logistics.  Our crude oil pipelines and storage segment also manages the physical movement of crude oil from origination to final destination largely through our network of owned and leased assets. Our assets and operations are located in areas of substantial future crude oil production growth, including the Permian Basin, Eagle Ford shale, and the Texas Panhandle. We own and operate a fleet of approximately 63 crude oil gathering and transportation trucks and approximately four crude oil truck injection stations and terminals. Due to the limited pipeline infrastructure in some of the basins in which we operate, our crude oil gathering and transportation trucks provide immediate access for customers to transport their crude oil to the most advantageous outlets, including pipelines, rail terminals and local refining centers.

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

Refined Products Terminals and Storage

Our refined products terminals and storage segment is comprised of two refined products terminals located in North Little Rock, Arkansas and Caddo Mills, Texas. Our refined products terminals are facilities where refined products are transferred to or from storage or transportation systems, such as pipelines, to other transportation systems, such as trucks. Our refined products terminals provide the following services:

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

Our refined products terminals and storage segment generates its fee-based revenues pursuant to contracts that typically contain evergreen provisions consistent with industry practice so that, after an initial term of one to two years, they can be canceled upon 60 days’ notice. We also generate revenues from (i) blending activities, such as ethanol blending and butane blending, and (ii) our vapor recovery units.

The following table highlights the storage capacity, number of loading lanes, number of tanks, supply source, mode of distribution and average daily throughput of our refined products terminals:

	Shell
	Storage					Approximate Average Throughput
	Capacity	Loading	Number		Mode of	(barrels per day) for the Year Ended
Terminal Location	(bbls)	Lanes	of Tanks	Supply Source	Redelivery	December 31, 2016	December 31, 2015
Little Rock, AR	550,000	8	11	Pipeline, Rail and Truck	Truck	35,485	41,018
Caddo Mills, TX	770,000	5	10	Pipeline and Truck	Truck	21,256	21,057

North Little Rock terminal.  Our North Little Rock terminal consists of 11 storage tanks with an aggregate capacity of approximately 550,000 barrels and has eight loading lanes with automated truck loading equipment to minimize wait time for our customers. Our truck loading racks are capable of providing automated computer blending to customer specifications. The North Little Rock terminal handles products such as multi-octane conventional gasoline, ultra-low sulphur diesel with dye-at-rack capability, bio-diesel with ratio blending capability and ethanol. In the second quarter of 2016, we completed the connection of the North Little Rock terminal to Magellan’s Little Rock Pipeline. Following the connection, the North Little Rock terminal allows delivery from Enterprise TE Products Pipeline Company LLC and Magellan’s Little Rock Pipeline which provides access to both Gulf Coast and Mid-Continent refineries.  We also completed our ethanol unit train expansion project in the fourth quarter of 2016. With the ethanol unit train expansion, our North Little Rock terminal’s ethanol offloading efficiency and capacity significantly improved, allowing for offloading of up to 108 car unit trains. Our North Little Rock terminal serves the Little Rock metropolitan area.

Caddo Mills terminal.  Our Caddo Mills terminal consists of 10 storage tanks with an aggregate capacity of approximately 770,000 barrels and has five loading lanes with automated truck loading equipment to minimize wait time for our customers. This terminal is served by the Explorer Pipeline and has truck loading racks capable of providing automated computer blending to customer specifications. Our Caddo Mills terminal handles products such as conventional blend stock for oxygenate blending (CBOB) gasoline, reformulated blend stock for oxygenate blending (RBOB), premium blend stock for oxygenate blending (PBOB), ethanol, ultra-low sulphur diesel with dye-at-rack capability and bio-diesel with ratio blending capability. We own approximately six additional acres of land at our Caddo Mills terminal that is available for future expansion. Management estimates that this acreage is capable of housing an additional 200,000 barrels of storage capacity. The Caddo Mills terminal serves Collin County, located in the northeast portion of the Dallas-Fort Worth metroplex (“DFW”).  In the first quarter of 2017, we began a capital project to connect to Explorer’s pipeline serving DFW, which will enable our customers to send gasoline and diesel volumes to DFW.

NGL Distribution and Sales

NGL Sales

Our NGL sales business involves the retail, commercial and wholesale sale of NGLs and other refined products (including sales of gasoline and diesel to our oilfield service and agricultural customers) in seven states in the Southwest and Midwest to approximately 102,000 customers through our distribution network of 43 customer service locations. We generate revenues by charging a price per gallon consisting of our product supply, transportation, handling, and storage costs plus a margin. Since July 2010, we have acquired 18 propane franchises to expand our market presence within our operating region in Texas, Oklahoma, New Mexico, Arizona, Arkansas, Kansas and Missouri.

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

Retail.  We primarily serve residential customers through the sale of propane for home heating and power generation. We deliver propane through our 133 active bobtail trucks, which have capacities ranging from 2,000 gallons to 5,000 gallons of propane into stationary storage tanks on our customers’ premises. Tank ownership and control at customer locations are important components of our operations and customer retention, and account for approximately half of our retail volumes. The capacity of these storage tanks ranges from approximately 100 gallons to approximately 12,000 gallons, with a typical tank having a capacity of 250 to 500 gallons. We also offer a propane supply commitment program to customers who own their own tanks. Under the program, customers receive progressively larger discounts off our posted prices each year that they remain as our customer. We also offer our customers a budget payment plan whereby the customer’s estimated annual propane purchases and service contracts are paid for in a series of estimated equal monthly payments over a twelve-month period.

In Arizona, our subsidiary, Alliant Arizona Propane, L.L.C., sells propane to residential and commercial customers through regulated central distribution systems in two communities, Payson and Page, which utilize pipelines to distribute propane through meters at the customer’s location. Alliant Arizona Propane, L.L.C. is a regulated utility that receives a fixed cost-plus fee for propane sold. Another subsidiary, Alliant Gas L.L.C., serves 28 communities in Texas through regulated central distribution systems pursuant to long-term contracts.

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

Our supply group manages and sources propane to ensure secure and reliable supply throughout the year. Our LPG transports pick up propane at our supply points, typically refineries, natural gas processing and fractionation plants or LPG storage terminals, for delivery to our customer service centers and our wholesale customers. Supplies of propane from our sources historically have been readily available. During the years ended December 31, 2016 and December 31, 2015, approximately 91% and 88%, respectively, of our propane supply was purchased under supply agreements, which typically have a term of one year, and the remainder was purchased on the spot market.

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

Cylinder Exchange

We currently operate the third-largest propane cylinder exchange business in the United States, which consists of the distribution of propane-filled cylinder tanks typically used in barbeque grilling and which covers 46 states in the continental United States through a network of approximately 20,000 distribution locations. We market our business under the brand name Pinnacle Propane Express or under the brand names of our customers. Our customers include grocery stores, pharmacies, convenience stores and hardware retailers which sell or exchange our propane-filled cylinders to consumers for end-use. For the year ended December 31, 2016, we sold or exchanged approximately 4.8 million propane cylinders containing approximately 17.0 million aggregate gallons of propane.

We generate revenues in our cylinder exchange business through the sale or exchange of propane-filled cylinders at an agreed upon contract price. For the years ended December 31, 2016 and December 31, 2015, we distributed 50% and 49%, respectively, of our propane volumes in our cylinder exchange business under long-term agreements and the remaining 50% and 51%, respectively, under one-month contracts or on a spot/demand basis. Our long-term cylinder exchange agreements typically permit us to adjust our prices at the time of contract renewal while our month-to-month cylinder exchange agreements allow us to pass our costs on to our customers and thereby minimize our commodity price exposure. In order to manage our cost of propane, we enter into hedging arrangements on a majority of fixed-price sales contracts.

Cylinder production cycle.  We own eight production facilities strategically located in Alabama, Illinois, Michigan, Missouri, Nevada, Oregon, South Carolina and Texas. Our production facilities receive inbound pallets of empty 20-pound propane cylinders, which are put through a processing cycle that includes cleaning, inspection, testing, painting, refilling and loading onto relay trucks for delivery to our 51 distribution depot locations. Drivers at our depots receive the full cylinders from our production facilities for delivery to our customer service locations and pick up empty cylinders, which are shipped to our production facilities for processing.

NGL Transportation

We own and operate a fleet of approximately 34 hard shell tank trucks that gather and transport NGLs and condensate for producers, gas processing plants, refiners and fractionators located in the Eagle Ford shale and Permian Basin. For the years ended December 31, 2016 and December 31, 2015, our NGL transportation trucks transported approximately 270,626 gallons per day and 344,763 gallons per day, respectively, of NGLs.

Competition

Crude oil pipelines and storage.  We are subject to competition from other crude oil pipelines, crude oil storage tank operators and crude oil marketing companies that may be able to transport or store crude oil at more favorable prices or transport crude oil greater distance or to more favorable markets. Additionally, we are subject to competition from other providers of crude oil supply and logistics services that may be able to supply our customers with the same or comparable services on a more competitive basis. We compete with national, regional and local crude oil pipeline, transportation, gathering and storage companies, including the major integrated oil companies, of widely varying sizes, financial resources and experience. Our competitors in our crude oil pipelines and storage segment include Blueknight Energy Partners, L.P., Enterprise Products Partners L.P., Medallion Midstream LLC, NGL Energy Partners L.P., Occidental Petroleum Corporation, Plains All American Pipeline, L.P., SemGroup Corporation, and Sunoco Logistics.

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

Customers

We rely on a limited number of customers for a substantial portion of our revenues. Occidental Energy Marketing, Inc., Plains Marketing LP., and BP Products North America each accounted for 10% or more of our total revenue for the year ended December 31, 2016, at approximately 25%, 15%, and 11%, respectively.

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

The volume of propane used by customers of our NGL sales business is higher during the first and fourth calendar quarters and lower during the second and third calendar quarters. Conversely, the volume of propane that we sell through our cylinder exchange business is higher during the second and third calendar quarters and lower in the first and fourth calendar quarters. We believe that our combination of our winter-weighted NGL sales business with our higher-margin, summer-weighted cylinder exchange business reduces overall seasonal fluctuations in volumes and financial results, as our cylinder exchange business is more active in summer months and our NGL sales business is more active in winter months. The impact of seasonality is also mitigated by non-heating related demand throughout the year for propane for oilfield services, fuel for automobiles and for industrial applications, such as forklifts, mowers and generators. For the year ended December 31, 2016, we sold approximately 58.8 million gallons of NGLs in our cylinder exchange and NGL sales businesses, selling approximately 41% in the second and third quarters of 2016 and 59% in the first and fourth quarters of 2016.

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

Hydraulic Fracturing and Flaring

Increased regulation of hydraulic fracturing and flaring of natural gas could result in reductions or delays in crude oil, natural gas and NGL production by our customers, which could materially adversely impact our revenues. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into geographic formations to stimulate hydrocarbon production. Although we do not engage in hydraulic fracturing or flaring activities, an increasing percentage of hydrocarbon production by our customers and suppliers is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process and, due to the lack of natural gas transportation infrastructure in certain areas, sometimes also results in flaring of natural gas produced in association with crude oil production. Hydraulic fracturing and flaring are typically regulated by state oil and gas commissions. Some states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. In addition, a number of federal agencies, including the EPA and the Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing, and have asserted federal regulatory authority over the process. In December 2016, the EPA released its final report regarding the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances such as water withdrawals for fracturing in times or areas of low water availability, surface spills during the management of fracturing fluids, chemicals or produced water, injection of fracturing fluids into wells with inadequate mechanical integrity, injection of fracturing fluids directly into groundwater resources, discharge of inadequately treated fracturing wastewater to surface waters, and disposal or storage of fracturing wastewater in unlined pits. The results of these studies could lead federal and state governments and agencies to develop and implement additional regulations. Moreover, Congress from time to time has proposed legislation to more closely and uniformly regulate hydraulic fracturing at the federal level. If new laws or regulations that significantly restrict hydraulic fracturing or flaring are adopted, such laws could make it more difficult or costly for our customers to perform fracturing to stimulate production from tight formations. Restrictions on hydraulic fracturing or flaring could also reduce the volume of hydrocarbons that our customers produce, and could thereby adversely affect our revenues and results of operations.

Climate Change

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the Clean Air Act (“CAA”). Accordingly, the EPA adopted construction and operating permit requirements under the Prevention of Significant Deterioration and Title V programs for certain stationary sources. In addition, the EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries. In November 2010, the EPA expanded its GHG reporting rule to include onshore and offshore oil and natural gas production, processing, transmission, storage, and distribution facilities, requiring reporting of GHG emissions from such facilities on an annual basis. In October 2015, the EPA finalized additional amendments to its greenhouse gas reporting rule, which added pre-reporting requirements for additional facilities. And in May 2016, the EPA finalized additional regulations to reduce emissions of methane and volatile organic compounds from the oil and gas sector.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. In addition, in December 2015, over 190 countries, including the United States, reached an international agreement to address GHG emissions (“Paris Accord”). The Paris Accord entered into force in November 2016 after over 70 countries, including the United States, ratified or otherwise indicated that it intends to comply with the agreement.

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

Employees

We are managed and operated by the board of directors and executive officers of our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. As of February 27, 2017, our general partner and its affiliates have approximately 664 employees performing services for our operations. None of these employees are covered by collective bargaining agreements and we believe that our general partner and its affiliates have a satisfactory relationship with their employees.

Financial Information about Geographical Areas

We have no international activities. For all periods included in this report, all of our revenue was derived from operations conducted in, and all of our assets were located in, the U.S. See Note 16 to our audited consolidated financial statements for additional information.

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

Benchmark crude oil prices declined significantly during 2015 and early 2016. As a result, many of the companies that produce oil and gas reduced capital expenditures for 2016. Such reduced expenditure levels, coupled with the high decline rates for many horizontal wells in shale resource plays, could lead to a substantial decrease in overall North American oil production. Other factors that could adversely impact production include reduced capital market access, increased capital raising costs for producers or adverse governmental or regulatory action. In turn, such developments could lead to reduced throughput on our pipelines, which, depending on the level of production declines, could have a material adverse effect on our business.

Certain of our operating costs and expenses are fixed and do not vary with the volumes we transport or redeliver. These costs and expenses may not decrease ratably or at all should we experience a reduction in the volumes we sell, transport or redeliver. As a result, we may experience declines in our margin and profitability if our volumes decrease.

We have several short-term contracts, one long-term contract and other contracts that can be canceled on as little as 30 days’ notice and will have to be renegotiated or replaced periodically. Our failure to replace contracts that are canceled or expire on acceptable terms, or at all, could cause our revenues to decline and reduce our ability to make distributions to our unitholders.

All of the shell capacity of our crude oil storage tanks in Cushing, Oklahoma is dedicated to one customer pursuant to a long-term contract with an initial expiration in August 2017.  In January 2017, such customer declined to exercise its option to extend the term of such contract by an additional two years.  We may not be able to renegotiate or replace this contract, and the terms of any renegotiated or replacement contract may not be as favorable as the contract it replaces. In addition, many of our contracts in our crude oil pipelines and storage segment either have terms as short as one month or have evergreen provisions and are cancellable on as little as 30 days’ notice. Many of our contracts in our NGL sales and distribution segment have terms as short as one month, and substantially all of our contracts with customers in our refined products terminals and storage segment have evergreen provisions after an initial term of one to two years and are cancellable on as little as 60 days’ notice. As these NGL or crude oil contracts expire or if a refined products contract is canceled, we may not be able to extend, renegotiate or replace these contracts and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. In addition, while the majority of the revenue in our crude oil pipelines and storage segment is generated pursuant to long-term contracts, our customers may negotiate for more favorable terms upon any renewal and could set contracts aside in the event of bankruptcy.

Our ability to extend or replace contracts could be impacted by a number of factors beyond our control, including competition, the level of supply and demand for crude oil and refined products in our areas of operations, general economic conditions and regulatory developments. To the extent we are unable to renew our contracts, including our crude oil storage contract, on terms that are favorable to us, our revenue and cash flows could decline and our ability to make cash distributions to our unitholders could be materially adversely affected.

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

We rely on a limited number of customers for a substantial portion of our revenues. Occidental Energy Marketing, Inc., Plains Marketing LP., and BP Products North America accounted for 10% or more of our total revenue for the year ended December 31, 2016, at approximately 25%, 15%, and 11%. We may be unable to negotiate extensions or replacements of contracts with our key customers on favorable terms or at all. In addition, these key customers may experience financial problems that could have a significant effect on their creditworthiness. Severe financial problems encountered by our customers could limit our ability to collect amounts owed to us, or to enforce performance of obligations under contractual arrangements. Furthermore, our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The loss of all or even a portion of the contracted volumes of these key customers, as a result of competition, creditworthiness or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

The results of our crude oil storage business could be adversely affected during periods in which the overall forward market for crude oil is flat or backwardated.

The results of our crude oil storage business are influenced by the overall forward market for crude oil. A contango market (meaning that the price of crude oil for future delivery is higher than the current price) has a favorable impact on the demand for crude oil storage as it allows a party to simultaneously purchase crude oil at current prices for storage and sell at higher prices for future delivery. Conversely, a flat or backwardated market (meaning that the price of crude oil for future deliveries is lower than current prices) can negatively affect the demand for crude oil storage because there is little incentive to store crude oil when prices offered for future delivery are expected to be lower. Accordingly, a flat or backwardated market can negatively impact the demand for crude oil storage. If the mild contango in the forward market for crude oil does not become more pronounced or if the forward market becomes backwardated while we are attempting to renew our crude oil storage contract or enter into new crude oil storage contracts, it could adversely affect the results in our crude oil storage business.

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

Our refined products terminals are dependent upon their interconnections with other terminals and pipelines owned and operated by third parties to reach end markets and as a significant source of supply. Our North Little Rock terminal is currently supplied by the TEPPCO Pipeline and Magellan’s Little Rock Pipeline, while our Caddo Mills terminal is supplied by the Explorer Pipeline. Reduced or interrupted throughput on these pipelines or outages at terminals with which our refined products terminals share interconnects because of weather or other natural events, testing, line repair, damage, reduced operating pressures or other causes could result in our being unable to deliver refined products to our customers from our terminals or receive products for storage at our terminals, which could adversely affect our cash flows and revenues. In addition, in the event that one of the pipelines depended upon by either of our refined products terminals modifies its tariff to discontinue service for one or more of the products throughput at our terminals, we will have to discontinue selling or secure an alternate supply of such product. This could have a material adverse impact on the throughput volumes and revenues of our refined products terminals and storage segment.

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

Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely on propane primarily as a heating source during the winter. For the year ended December 31, 2016, we sold approximately 65% of our retail, commercial and wholesale propane volumes during the first and fourth quarters of the year.

Actual weather conditions can vary substantially from year to year, significantly affecting our financial performance. For example, in 2016 the average temperature in the seven states in which we operate was 7% warmer than the average temperature of the prior year, as measured by the number of heating degree days reported by the National Oceanic and Atmospheric Administration (“NOAA”).

Conversely, our cylinder exchange business experiences higher volumes in the spring and summer, which includes the majority of the grilling season. For the year ended December 31, 2016, we sold approximately 55% of the propane volumes in our cylinder exchange business during the second and third quarters of the year. Sustained periods of poor weather, particularly in the grilling season, can reduce consumers’ propensity to purchase and use grills and other propane-fueled appliances, thereby reducing demand for cylinder exchange and our outdoor products.

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

During the year ended December 31, 2016, we purchased 75% of our propane needs from four suppliers. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and our earnings could be affected. Additionally, in certain areas, based on favorable pricing or the strategic location of certain supply points, a single supplier may provide more than 75% of our propane requirements for that area. Although we have relationships with other suppliers in these areas and have the ability to acquire product elsewhere, in the event of a supply disruption with our primary suppliers in certain regions, we could be forced to purchase propane at a less favorable price and with a higher transportation cost. Accordingly, disruptions in supply in certain areas could also have an adverse impact on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that restrict emissions of GHGs under existing provisions of the Clean Air Act (“CAA”). Accordingly, the EPA adopted pre-construction and operating permit requirements under the Prevention of Significant Deterioration and Title V programs for certain stationary sources. In addition, the EPA has adopted a mandatory GHG emissions reporting program that imposes reporting and monitoring requirements on various types of facilities and industries. In November 2010, the EPA expanded its GHG reporting rule to include onshore and offshore oil and natural gas production, processing, transmission, storage, and distribution facilities, requiring reporting of GHG emissions from such facilities on an annual basis. In October 2015, the EPA finalized additional amendments to its greenhouse gas reporting rule, which added reporting requirements for additional facilities. And in May 2016, the EPA finalized additional regulations to reduce emissions of methane and volatile organic compounds from the oil and gas sector.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. In additions, in December 2015, over 190 countries, including the United States, reached an international agreement to address GHG emissions (“Paris Accord”). The Paris Accord entered into force in November 2016 after over 70 countries, including the United States, ratified or otherwise indicated that it intends to comply with the agreement.

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

Increased regulation of hydraulic fracturing could result in reductions or delays in crude oil, natural gas and NGL production by our customers, which could materially adversely impact our revenues. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into geographic formations to stimulate hydrocarbon production. Although we do not engage in hydraulic fracturing activities, an increasing percentage of hydrocarbon production by our customers and suppliers is developed from unconventional sources, such as shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing is typically regulated by state oil and gas commissions. Some states, including those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. In addition, a number of federal agencies, including the EPA and the Department of Energy, are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing, and have asserted federal regulatory authority over the process. In December 2016, the EPA released its final report regarding the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances such as water withdrawals for fracturing in times or areas of low water availability, surface spills during the management of fracturing fluids, chemicals or produced water, injection of fracturing fluids into wells with inadequate mechanical integrity, injection of fracturing fluids directly into groundwater resources, discharge of inadequately treated fracturing wastewater to surface waters, and disposal or storage of fracturing wastewater in unlined pits.  The results of these studies could lead federal and state governments and agencies to develop and implement additional regulations. Moreover, Congress from time to time has proposed legislation to more closely and uniformly regulate hydraulic fracturing at the federal level. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for our customers to perform fracturing to stimulate production from tight formations. Restrictions on hydraulic fracturing could also reduce the volume of hydrocarbons that our customers produce, and could thereby adversely affect our revenues and results of operations.

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

The Dodd-Frank Act was signed into law in 2010 and regulates derivative and commodity transactions, which include certain instruments used in our risk management activities. The Dodd-Frank Act requires the Commodity Futures Trading Commission (the “CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the legislation. Although the CFTC has finalized most of its regulations under the Dodd-Frank Act, it continues to review and refine its initial rulemakings through additional interpretations and supplemental rulemakings. As a result, it is not possible at this time to predict the ultimate effect of the rules and regulations on our business and while most of the regulations have been adopted, any new regulations or modifications to existing regulations may increase the cost of derivative contracts, limit the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and the regulations thereunder, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.

In December 2016, the CFTC re-proposed new rules that would place federal limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions and finalized a companion rule on aggregation of positions among entities under common ownership or control. If finalized, the position limits rule may have an impact on our ability to hedge our exposure to certain enumerated commodities.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and mandatory trading on designated contract markets or swap execution facilities. The CFTC may designate additional classes of swaps as subject to the mandatory clearing requirement in the future, but has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing. The CFTC and prudential banking regulators also adopted mandatory margin requirements on uncleared swaps between swap dealers and certain other counterparties. The margin requirements are currently effective with respect to certain market participants and will be phased in over time with respect to other market participants, based on the level of an entity’s swaps activity. We expect to qualify for and rely upon an end-user exception from the mandatory clearing and trade execution requirements for swaps entered to hedge our commercial risks. We will also qualify for an exception from the uncleared swaps margin requirements. However, the application of the mandatory clearing and trade execution requirements and the uncleared swaps margin requirement to other market participants, such as swap dealers, may adversely affect the cost and availability of the swaps that we use for hedging.

Finally, under the Dodd-Frank Act, the CFTC is also directed generally to prevent price manipulation and fraud in physical commodities markets traded in interstate commerce, including physical energy and other commodities, as well as financial instruments, such as futures, options and swaps. The CFTC has adopted additional anti-market manipulation, anti-fraud and disruptive trading practices regulations that prohibit, among other things, fraud and price manipulation in the physical commodities, futures, options and swaps markets. Should we violate the laws regulating our hedging activities, we could be subject to CFTC enforcement action and material penalties and sanctions.

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

Risks Inherent in an Investment in Us

Affiliates of our general partner, including Lonestar and ArcLight, may compete with us, and neither our general partner nor its affiliates have any obligation to present business opportunities to us.

Neither our partnership agreement nor any other agreement will prohibit affiliates of our general partner, including Lonestar and ArcLight, from owning assets or engaging in businesses that compete directly or indirectly with us. For example, ArcLight Fund V is the majority owner of the general partners of other publicly traded master limited partnerships in the midstream segment of the energy industry, which may compete with us in the future. In addition, Lonestar, ArcLight and other affiliates of our general partner may acquire, construct or dispose of midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from affiliates of our general partner, including Lonestar and ArcLight, could materially adversely impact our results of operations and distributable cash flow.

We have no legal obligation to make quarterly cash distributions, and our general partner has considerable discretion to establish cash reserves that would reduce the amount of available cash we distribute to unitholders.

Generally, our available cash is comprised of cash on hand at the end of a quarter plus cash on hand resulting from any working capital borrowings made after the end of the quarter less cash reserves established by our general partner. Our general partner has considerable discretion to establish cash reserves, which would result in a reduction in the amount of available cash we distribute to unitholders. Accordingly, there is no guarantee that we will make quarterly cash distributions to our unitholders, and we have no legal obligation to do so.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested a ruling from the IRS on this matter.  Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. A change in our business, a change in current law or our failure to satisfy the requirements for partnership treatment under the Internal Revenue Code of 1986, as amended (the “Code”) could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35.0%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to you. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Several states have subjected, or are evaluating ways to subject, partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to you. Therefore, if we were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress have periodically considered substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including the elimination of the qualifying income exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. In addition, recent regulatory developments surrounding the qualifying income exception may impact our treatment as a partnership for U.S. federal income tax purposes.  The U.S. Department of Treasury and the IRS have published final regulations regarding "qualifying income" under Section 7704(d)(1)(E) of the Code (the “Final Regulations”). The Final Regulations provide a list of industry-specific activities and certain limited support activities that generate qualifying income, which includes the retail sale of propane.  The impact on the Final Regulations of a regulatory freeze imposed by the incoming administration in a January 20, 2017 White House memorandum (the “Regulatory Freeze Memorandum”) is not immediately clear.  Should the Final Regulations be withdrawn or otherwise deemed inapplicable, we may have to rely on other guidance to determine if we satisfy the qualifying income exception.  The U.S. Department of Treasury and the IRS have previously issued proposed regulations regarding qualifying income (the “Proposed Regulations”).  Although the Proposed Regulations adopt a narrow interpretation of the activities that generate qualifying income and do not specifically address retail sales of propane, we believe the income that we treat as qualifying income also satisfies the qualifying income requirements under the Proposed Regulations.  Because the Proposed Regulations are not binding on the IRS and the impact of the Regulatory Freeze Memorandum remains unclear, it is possible that future guidance could take a position that is contrary to our interpretation of Section 7704 of the Code.  If such future guidance were to treat any portion of our income we treat as qualifying income as non-qualifying income, we anticipate being able to treat that income as qualifying income for ten years under special transition rules provided in the Proposed Regulations.

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

Our unitholders’ share of our income is taxable to them for U.S. federal income tax purposes even if they do not receive any cash distributions from us.

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

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs connected to any contest with the IRS will be borne indirectly by our unitholders (including holders of our subordinated units), because the costs will reduce our distributable cash flow.

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

Because, among other reasons, we cannot match transferors and transferees of common units, we adopt depreciation and amortization positions that may not conform to all aspects of existing regulations promulgated under the Code by the U.S. Department of Treasury and the IRS (“Treasury Regulations”). A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge aspects of our proration method, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of Treasury and the IRS have issued Treasury Regulations that permit publicly traded partnerships to use a similar monthly simplifying convention, but these Treasury Regulations do not specifically authorize all aspects of our proration method. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We will be considered to have technically terminated our partnership for U.S. federal income tax purposes if there is a sale or exchange of 50.0% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether this 50.0% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead we would be treated as a new partnership for U.S. federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Code, and we could be subject to penalties if we are unable to determine that a termination occurred. The IRS administers a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

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

Risks Related to the AMID Merger

The failure to integrate successfully our business and AMID’s business in the expected timeframe would adversely affect the combined company’s future.

The AMID merger involved the integration of two companies that currently operate independently. The success of the AMID merger will depend—in large part—on the ability of the combined company to realize the anticipated benefits, including cost savings, innovation and operational efficiencies, from combining our business with AMID’s business. To realize these anticipated benefits, our business and AMID’s business must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the AMID merger.

Potential difficulties that may be encountered in the integration process include the following:

•

integrating our business and AMID’s business in a manner that permits the combined company to achieve the full benefit of synergies, cost savings and operational efficiencies that are anticipated to result from the AMID merger;

•

our funds available for operations, future business opportunities and cash distributions to our unitholders will be reduced by that portion of our cash flow required to make interest payments on our debt;

•	complexities associated with managing the larger, more complex combined business;
•	complexities associated with integrating the workforces of the two companies;
•

potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the AMID merger, including one-time cash costs to integrate the two companies that may exceed the anticipated range of such one-time cash costs that we and AMID estimated as of the date of execution of the merger agreement; difficulty or inability to refinance the debt of the combined company or comply with the covenants thereof;

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the AMID merger and integrating the companies’ operations; and
•	the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, systems, procedures and policies.

Any of these difficulties in successfully integrating our business and AMID’s business, or any delays in the integration process, could adversely affect the combined company’s ability to achieve the anticipated benefits of the AMID merger and could adversely affect the combined company’s business, financial results, financial condition and unit price. Even if the combined company is able to integrate our business operations and AMID’s business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we and AMID currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations.

The size of the business of the combined company has increased significantly beyond the pre-merger size of either our business or AMID’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the AMID merger.

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

Our general partner maintains its headquarters in Irving, Texas. We also have regional offices located in Houston, Texas, Tulsa, Oklahoma and Gurnee, Illinois. The current lease of our general partner’s headquarters expires in 2020. We believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS.

The information required for this item is provided in “Note 15 — Commitments and Contingencies” included in our audited consolidated financial statements in Part IV, Item 15 of this report, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common limited partner units are traded on the New York Stock Exchange (“NYSE”) under the symbol “JPEP.” Initial trading of our common units commenced on October 2, 2014. The AMID Merger closed on March 8, 2017, and our units will be delisted from the NYSE.

The following table sets forth the quarterly high and low sales prices per common unit, as reported by the NYSE, and the quarterly cash distributions for the indicated period:

	Price Range		Distribution per
Quarterly Period	High	Low	common unit

2016
Fourth Quarter	$10.19	$7.16	$0.3250
Third Quarter	10.08	6.49	0.3250
Second Quarter	8.96	4.88	0.3250
First Quarter	6.17	1.89	0.3250
2015
Fourth Quarter	$8.95	$3.91	$0.3250
Third Quarter	13.94	5.25	0.3250
Second Quarter	15.00	10.75	0.3250
First Quarter	15.52	10.75	0.3250

Holders

As of February 27, 2017, the market price for our common units was $8.93 per unit and there were approximately 61 unitholders of record of our common units. There are 76 unitholders of record of our subordinated units. There is no established public trading market for our subordinated units.  The AMID Merger closed on March 8, 2017, at which time all of our common and subordinated units converted into AMID Common Units. See Item 1—Business—AMID Merger Agreement for more details.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding our Equity Compensation Plan, please read “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters,” which is incorporated by reference into this Item 5.

Recent Sales of Unregistered Securities

The information required for this item is provided in “Note 5 – Acquisitions and Dispositions”, included in our audited consolidated financial statements in Part IV, Item 15 of this report.

Issuer Purchases of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2016:

Period	Total number of units withheld (1)	Average price per unit	Total number of units purchased as part of publicly announced plans	Maximum number of units that may yet be purchased under the plan
October 1, 2016 - October 31, 2016	—	$—	—	—
November 1, 2016 - November 30, 2016	92	7.63	—	—
December 1, 2016 - December 31, 2016	609	8.72	—	—

(1)	Represents units withheld to satisfy employees’ tax withholding obligations in connection with vesting of phantom units during the period.

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

	10/2/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016
JP Energy Partners	$100.00	$64.00	$71.29	$28.91	$57.14	$73.24
S&P 500	100.00	105.79	106.01	105.02	107.85	115.04
Alerian MLP Index	100.00	87.43	75.54	55.15	60.53	60.16

ITEM 6. SELECTED FINANCIAL DATA.

The table set forth below presents, as of the dates and for the periods indicated, our selected historical consolidated financial and operating data. The historical financial data presented as of December 31, 2016, 2015, 2014, 2013 and 2012 and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 have been derived from our audited historical consolidated financial statements.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands, except unit data)
Statement of Operations Data:
Total revenue	$493,960	$680,585	$726,154	$390,869	$204,391
Costs and expenses:
Cost of sales, excluding depreciation and amortization	350,187	527,476	605,682	$276,804	151,478
Operating expense	64,137	69,377	65,584	57,728	26,292
General and administrative	42,581	45,383	46,362	44,488	20,785
Depreciation and amortization	47,151	46,852	40,230	30,987	12,941
Goodwill impairment	15,456	29,896	—	—	—
Loss on disposal of assets, net	2,569	909	1,137	1,492	1,142
Operating loss	(28,121)	(39,308)	(32,841)	(20,630)	(8,247)
Other income (expense):
Interest expense	(5,970)	(5,375)	(8,981)	(8,245)	(3,249)
Loss on extinguishment of debt	—	—	(1,634)	—	(497)
Other income, net	628	1,732	8	887	320
Loss from continuing operations before income taxes	(33,463)	(42,951)	(43,448)	(27,988)	(11,673)
Income tax expense	(521)	(754)	(300)	(208)	(222)
Net loss from continuing operations	(33,984)	(43,705)	(43,748)	(28,196)	(11,895)
Net income (loss) from discontinued operations (1)	(539)	(14,951)	(9,275)	13,975	3,507
Net loss	$(34,523)	$(58,656)	$(53,023)	$(14,221)	$(8,388)
Net loss attributable to the period from January 1, 2014 to October 1, 2014	—	—	34,407
Net loss attributable to limited partners	$(34,523)	$(58,656)	$(18,616)
Basic and diluted net loss from continuing operations per common unit	$(0.92)	$(1.19)	(0.52)
Basic and diluted net loss per common unit	(0.93)	(1.60)	(0.51)
Basic and diluted net loss from continuing operations per subordinated unit	(0.94)	(1.20)	(0.52)
Basic and diluted net loss per subordinated unit	(0.95)	(1.61)	(0.51)
Distributions declared per common and subordinated unit	1.300	1.279	—

Statement of Cash Flows Data:
Cash provided by (used in):
Operating activities	$45,277	$46,041	$30,157	$13,882	$(6,990)
Investing activities	(13,063)	(79,077)	(46,153)	(27,735)	(292,334)
Financing activities	(31,474)	31,698	16,087	6,988	304,991

Other Financial Data(2):
Adjusted gross margin	$142,749	$150,291	$133,832	$112,954	$51,326
Adjusted EBITDA	52,325	46,865	31,651	34,284	14,560

Balance Sheet Data:
Cash and cash equivalents	$2,727	$1,987	$3,325	$3,234	$10,099
Property, plant and equipment, net	278,150	291,454	251,690	227,068	181,142
Total assets	674,430	735,259	813,173	843,402	562,124
Total long-term debt (including current maturities)	177,950	163,194	84,508	184,846	167,739
Total partners’ capital	434,086	504,920	600,680	533,393	314,153

Operating Data(3):
Crude oil pipeline throughput (Bbl/d)	26,662	28,246	20,868	13,738	—
Crude oil sales (Bbl/d)	24,425	40,255	15,612	5,107	7,516
Refined products terminals throughput (Bbl/d)	56,741	62,075	63,859	69,071	57,143
NGL and refined product sales (Mgal/d)	181	211	200	181	129

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

Overview

We are a growth-oriented limited partnership formed in May 2010 by members of management and further capitalized by ArcLight to own, operate, develop and acquire a diversified portfolio of midstream energy assets. Our operations consist of three business segments: (i) crude oil pipelines and storage, (ii) refined products terminals and storage and (iii) NGL distribution and sales. Together our businesses provide midstream infrastructure solutions for the growing supply of crude oil, refined products and NGLs in the United States. Our primary business strategy is to focus on:

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

Recent Developments

AMID Merger Agreement

On October 23, 2016, we and JP Energy GP II LLC entered into LP Merger Agreement with AMID, AMID GP, and Merger Sub.  On March 8, 2017, we were merged with and into Merger Sub, with the Partnership surviving the merger as a wholly owned subsidiary of AMID.

At the effective time of the AMID Merger, (i) each of our common and subordinated units issued and outstanding, other than our common and subordinated units held by Affiliated Holders was converted into 0.5775 of an AMID Common Unit and (ii) each of our common and subordinated units issued and outstanding held by the Affiliated Holders was converted into 0.5225 of an AMID Common Unit.

In connection with the LP Merger Agreement, on October 23, 2016, AMID GP entered into the GP Merger Agreement with JP Energy GP II LLC and GP Merger Sub. On March 8, 2017, GP Merger Sub merged with and into JP Energy GP II LLC (the “GP Merger” together with the LP Merger, the “Mergers”), with JP Energy GP II LLC surviving the merger as a wholly owned subsidiary of AMID GP.

In connection with the Merger Agreements, Lonestar, the Partnership and JP Energy GP II LLC entered into an Expense Reimbursement Agreement providing that Lonestar will reimburse, or will pay directly on behalf of, the

Partnership or our general partner the third party reasonable costs and expenses incurred by the Partnership or our general partner in connection with the Mergers, including all reasonable out-of-pocket legal and financial advisory fees, costs and expenses paid or payable to third parties and incurred in connection with the negotiation, execution and performance of the LP Merger Agreement and consummation of the Mergers.

Current Year Highlights

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

Supply of Crude Oil Storage Capacity

An important factor in determining the value of our crude oil storage capacity and the rates we are able to charge for new contracts or contract renewals is whether a surplus or shortfall of crude oil storage capacity exists relative to the overall demand for crude oil storage services in a given market area. We currently have a long-term contract with the user of our crude oil storage capacity in Cushing, Oklahoma that expires in August 2017.

Seasonality

The financial and operational results in our NGL distribution and sales segment are impacted by the seasonal nature of propane demand. The retail propane business is seasonal because of increased demand during the months of November through March primarily for the purpose of providing heating in residential and commercial buildings. As a result, the volume of propane we sell is at its highest during our first and fourth quarters and is directly affected by the severity of the winter. However, our cylinder exchange business sales volumes provide us increased operating profits during our second and third quarters, which reduces overall seasonal fluctuations in the financial and operational results in our cylinder exchange business and our NGL sales business. For the year ended December 31, 2016, we sold approximately 59% of the propane volumes in our cylinder exchange and NGL sales businesses during the first and fourth quarters of the year.

The butane blending operations at our refined products terminals are affected by seasonality because of federal regulations governing seasonal gasoline vapor pressure specifications. Accordingly, we expect that the revenues we generate from butane blending will be highest in the winter months and lowest in the summer months.

Weather

Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Accordingly, the volume of propane used by our customers for this purpose is affected by the severity of winter weather in the regions we serve and can vary substantially from year to year while general economic conditions in the United States and the wholesale price of propane can have a significant impact on the correlation between weather and customer demand. For the year ended December 31, 2016, the weather in Texas, Oklahoma, New Mexico, Arizona, Arkansas, Kansas and Missouri, the seven states in which our NGL sales business operates, was 7% warmer than the average temperature of the prior year as measured by the number of heating degree days reported by the NOAA. If these seven states were to experience a cooling trend, we could expect demand for propane to increase, which could lead to greater sales and income.

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

Average daily prices for NYMEX West Texas Intermediate crude oil ranged from a high of $54.01 per barrel to a low of $26.19 per barrel from January 1, 2016 through December 31, 2016. Fluctuations in energy prices, like the recent declines in commodity prices of crude oil, can also greatly affect the development of new crude oil reserves. Further declines in commodity prices of crude oil could have a negative impact on exploration, development and production activity, and, if sustained, could lead to a material decrease in such activity. Sustained reductions in exploration or production activity in our areas of operation would lead to reduced utilization of our assets. We are unable to predict future potential movements in the market price for crude oil and, thus, cannot predict the ultimate impact of commodity prices on our operations. If commodity prices revert to the lower trend experienced in 2015 and early 2016, this could lead to reduced profitability and may result in future potential impairments of long-lived assets, goodwill or intangible assets. We performed our annual impairment assessment of goodwill in the fourth quarter of 2016, which resulted in an impairment charge of $15.5 million. Due to the market conditions discussed above, there is an increased likelihood of incurring additional future goodwill impairments, which may be material.

Interest Rates

The credit markets experienced near-record low interest rates in recent years. As the overall economy strengthens, it is likely that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. If this occurs, interest rates on floating rate credit facilities and future offerings in the debt capital markets could be higher than current levels, causing our current or prospective financing costs to increase accordingly. We mitigate some of our exposure to variable interest rate risk by entering into interest rate swap agreements related to a portion of our variable-rate debt. These agreements change a portion of our variable-rate cash flow exposure on the debt obligations to fixed cash flows.

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



•

Refined products terminals and storage.  The amount of revenue we generate from our refined products terminals depends primarily on the volume of refined products that we handle. These volumes are affected primarily by the supply of and demand for refined products in the markets served directly or indirectly by our refined products terminals.

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

•

Adjusted EBITDA and adjusted gross margin.  Our management uses Adjusted EBITDA and adjusted gross margin to analyze our performance. We define Adjusted EBITDA as net income (loss) plus (minus) interest expense (income), income tax expense (benefit), depreciation and amortization expense, asset impairments, (gains) losses on asset sales, certain non-cash charges such as non-cash equity compensation, non-cash vacation expense, non-cash (gains) losses on commodity derivative contracts (total (gain) loss on commodity derivatives less net cash flow associated with commodity derivatives settled during the period), corporate overhead support from our general partner (expenses incurred by us but absorbed by our general partner and not passed through to us) and selected (gains) charges and transaction costs that are unusual or non-recurring. We define adjusted gross margin as total revenues minus cost of sales, excluding depreciation and amortization, and certain non-cash charges such as non-cash vacation expense and non-cash gains (losses) on derivative contracts (total gain (losses) on commodity derivatives less net cash flow associated with commodity derivatives settled during the period).

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Reconciliation of Adjusted EBITDA to net loss
Net loss	$(34,523)	$(58,656)	$(53,023)	$(14,221)	$(8,388)
Depreciation and amortization	47,151	46,852	40,230	30,987	12,941
Goodwill impairment	15,456	29,896	—	—	—
Interest expense	5,970	5,375	8,981	8,245	3,249
Loss on extinguishment of debt	—	—	1,634	—	497
Income tax expense	521	754	300	208	222
Loss on disposal of assets, net	2,569	909	1,137	1,492	1,142
Unit-based compensation	2,024	1,217	1,658	790	2,485
Total (gain) loss on commodity derivatives	(385)	3,057	13,762	(902)	(640)
Net cash payments for commodity derivatives settled during the period	(639)	(14,821)	(1,071)	(209)	(946)
Early settlement of commodity derivatives (1)	—	8,745	—	—	—
Corporate overhead support from general partner (2)	9,000	5,500	—	—	—
Transaction costs and other	5,013	1,877	3,766	1,286	1,492
Discontinued operations (3)	168	16,160	14,277	6,608	2,506
Adjusted EBITDA	$52,325	$46,865	$31,651	$34,284	$14,560

(1)	Due to its non-recurring nature, we excluded this transaction in calculating Adjusted EBITDA.

(2)	Represents expenses incurred by us that were absorbed by our general partner and not passed through to us.

(3)

In February 2016, we completed the sale of our crude oil supply and logistics operations in the Midcontinent region of Oklahoma and Kansas. In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Reconciliation of adjusted gross margin to operating loss
Adjusted gross margin
Crude oil pipelines and storage	$37,393	$35,500	$36,788	$19,249	$3,465
Refined products terminals and storage	16,408	14,578	16,834	19,328	1,732
NGL distribution and sales	88,948	100,213	80,210	74,377	46,129
Total Adjusted gross margin	142,749	150,291	133,832	112,954	51,326

Operating expenses	(64,137)	(69,377)	(65,584)	(57,728)	(26,292)
General and administrative	(42,581)	(45,383)	(46,362)	(44,488)	(20,785)
Depreciation and amortization	(47,151)	(46,852)	(40,230)	(30,987)	(12,941)
Goodwill impairment	(15,456)	(29,896)	—	—	—
Loss on disposal of assets, net	(2,569)	(909)	(1,137)	(1,492)	(1,142)
Total gain (loss) from commodity derivative contracts	385	(3,057)	(13,762)	902	640
Net cash payments for commodity derivatives settled during the period	639	14,821	1,071	209	947
Early settlement of commodity derivatives (1)	—	(8,745)	—	—	—
Other non-cash items	—	(201)	(669)	—	—
Operating loss	$(28,121)	$(39,308)	$(32,841)	$(20,630)	$(8,247)

(1)	Due to its non-recurring nature, we excluded this transaction in calculating adjusted gross margin.

Results of Operations

The following historical consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 has been derived from our audited historical consolidated financial statements.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
TOTAL REVENUES	$493,960	$680,585	$726,154

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	350,187	527,476	605,682
Operating expense	64,137	69,377	65,584
General and administrative	42,581	45,383	46,362
Depreciation and amortization	47,151	46,852	40,230
Goodwill impairment	15,456	29,896	—
Loss on disposal of assets, net	2,569	909	1,137
OPERATING LOSS	(28,121)	(39,308)	(32,841)

OTHER INCOME (EXPENSE)
Interest expense	(5,970)	(5,375)	(8,981)
Loss on extinguishment of debt	—	—	(1,634)
Other income, net	628	1,732	8

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(33,463)	(42,951)	(43,448)

Income tax expense	(521)	(754)	(300)
LOSS FROM CONTINUING OPERATIONS	(33,984)	(43,705)	(43,748)

DISCONTINUED OPERATIONS (1)
Net loss from discontinued operations, including loss on disposal of $7,288 in 2014	(539)	(14,951)	(9,275)

NET LOSS	$(34,523)	$(58,656)	$(53,023)

(1)

In February 2016, we completed the sale of our crude oil supply and logistics operations in the Midcontinent region of Oklahoma and Kansas. In June 2014, we completed the sale of our crude oil logistics operations in the Bakken region of North Dakota, Montana and Wyoming.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Consolidated Results

	Year Ended December 31,
	2016	2015	Variance
	(in thousands)
Segment Adjusted EBITDA
Crude oil pipelines and storage (1)	$26,405	$23,119	$3,286
Refined products terminals and storage (1)	13,317	10,867	2,450
NGL distribution and sales (1)	25,736	30,896	(5,160)
Discontinued operations (2)	(371)	1,209	(1,580)
Corporate and other	(12,762)	(19,226)	6,464
Total Adjusted EBITDA	52,325	46,865	5,460
Depreciation and amortization	(47,151)	(46,852)	(299)
Goodwill impairment	(15,456)	(29,896)	14,440
Interest expense	(5,970)	(5,375)	(595)
Income tax expense	(521)	(754)	233
Loss on disposal of assets, net	(2,569)	(909)	(1,660)
Unit-based compensation	(2,024)	(1,217)	(807)
Total gain (loss) on commodity derivatives	385	(3,057)	3,442
Net cash payments for commodity derivatives settled during the period	639	14,821	(14,182)
Early settlement of commodity derivatives	—	(8,745)	8,745
Corporate overhead support from general partner	(9,000)	(5,500)	(3,500)
Transaction costs and other	(5,013)	(1,877)	(3,136)
Discontinued operations (2)	(168)	(16,160)	15,992
Net loss	$(34,523)	$(58,656)	$24,133

(1)	See further analysis of the Adjusted EBITDA of each reportable segment below.

(2)	In February 2016, we completed the sale of our crude oil supply and logistics operations in the Midcontinent region of Oklahoma and Kansas.

Discontinued operations Adjusted EBITDA. Adjusted EBITDA related to discontinued operations included previously in our crude oil pipelines and storage segment decreased $1.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily due to a decrease in crude oil sales volumes and crude oil sales margin in our operations in the Mid-Continent region of Oklahoma and Kansas. We completed the sale of our Mid-Continent Business in February 2016.

Corporate and other Adjusted EBITDA.    Corporate and other Adjusted EBITDA primarily represents corporate expenses not allocated to reportable segments. Such expenses decreased to $12.8 million for the year ended December 31, 2016 from $19.2 million for the year ended December 31, 2015. The decrease was primarily due to an increase in corporate overhead support of $3.5 million and a reduction in employee expenses of $3.0 million from a reduction in corporate headcount and general cost reduction initiatives.  The corporate overhead support represents expenses incurred by us during the year ended December 31, 2016 and 2015 that were absorbed by our general partner and not passed through to us.

Goodwill impairment.  For the year ended December 31, 2016, we recognized impairment charges of $12.8 million in our Pinnacle Propane Express reporting unit within our NGL distribution and sales segment due primarily to declines in future estimated margins as a result of increased competition and recent increases in propane prices and $2.7 million in our JP Liquids reporting unit within our NGL distribution and sales segment due primarily to declines in future estimated volumes. For the year ended December 31, 2015, we recognized goodwill impairment charges of $23.6 million and $6.3 million in our crude oil supply and logistics reporting unit within our crude oil pipelines and storage segment and JP Liquids reporting unit within our NGL distribution and sales segment, respectively, primarily due to the substantial decline in commodity prices in 2015 and the resulting decline in margin as well as volumes in those reporting units.

Interest expense. Interest expense for the year ended December 31, 2016 increased to $6.0 million from $5.4 million for the year ended December 31, 2015. The increase was primarily due to an increase in average outstanding borrowings under our revolving credit facility.  Our average outstanding borrowings increased from $141.6 million for the year ended December 31, 2015 to $162.4 million for the year ended December 31, 2016.

Loss on disposal of assets, net. The increase in loss on disposal of assets, net for the year ended December 31, 2016 from the year ended December 31, 2015 is primarily due to the sale of certain crude oil supply and logistics assets in November 2015, which resulted in a gain on disposal of approximately $1.0 million.  In addition, we also had an increase in the number of cages disposed of, and the resulting loss on disposal, in our propane cylinder exchange business for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Unit-based compensation. Unit-based compensation for the year ended December 31, 2016 increased to $2.0 million from $1.2 million for the year ended December 31, 2015 primarily due to the additional LTIP phantom units granted in the year ended December 31, 2016.

Total gain (loss) on commodity derivatives and net cash payments for commodity derivatives settled during the period. The change in both total gain (loss) on commodity derivatives and net cash payments for commodity derivatives settled during the period are primarily due to the more favorable position of our propane and crude hedges during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Early settlement of commodity derivatives. In August 2015, we paid approximately $8.7 million to settle all of our outstanding propane financial swap contracts that were scheduled to mature at various dates through April 2017. Due to the non-recurring nature, we have excluded the $8.7 million early settlement of commodity derivatives in calculating Adjusted EBITDA.

Corporate overhead support from general partner. Corporate overhead support from general partner for the year ended December 31, 2016 increased to $9.0 million from $5.5 million for the year ended December 31, 2015.  These amounts represent expenses incurred by us during the year ended December 31, 2016 and 2015, which were absorbed by our general partner and not passed through to us.  This support is evaluated on a quarterly basis by our general partner.

Transaction costs and other. The increase in transaction costs and other of $3.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily due to costs incurred associated with the AMID Merger.

Discontinued operations. Discontinued operations primarily represents non-cash depreciation and amortization expense, impairment charges and the total loss on commodity derivatives and net cash payments for commodity derivatives settled during the period related to the discontinued operations previously owned by our crude oil pipelines and storage segment. Such expenses decreased to $0.2 million for the year ended December 31, 2016 from $16.2 million for the year ended December 31, 2015. The decrease was primarily due to an impairment charge of $12.9 million related to fixed assets, intangible assets and goodwill associated with the disposal of our crude oil supply and logistics operations in the Midcontinent region of Oklahoma and Kansas in 2015 as well as reduction in depreciation and amortization expense of $2.1 million and total loss on commodity derivatives and net cash payments for commodity derivatives settled during the period of $0.6 million.

Segment Operating Results

Crude Oil Pipelines and Storage

	Year Ended December 31,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
Crude oil pipeline throughput (Bbls/d) (1)	26,662	28,246	(1,584)
Crude oil sales (Bbls/d) (2)	24,425	40,255	(15,830)
Revenues:
Crude oil sales	$300,220	$456,349	$(156,129)
Gathering, transportation and storage fees	20,438	21,820	(1,382)
Other revenues	1,482	2,358	(876)
Total Revenues	322,140	480,527	(158,387)
Cost of sales, excluding depreciation and amortization (3)	(284,747)	(445,027)	160,280
Adjusted gross margin	37,393	35,500	1,893
Operating expenses (3)	(8,195)	(9,238)	1,043
General and administrative (3)	(2,801)	(3,143)	342
Other income, net	8	—	8
Segment Adjusted EBITDA	$26,405	$23,119	$3,286

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

Volumes. Crude oil pipeline throughput volumes decreased to 26,662 barrels per day for the year ended December 31, 2016 from 28,246 barrels per day for the year ended December 31, 2015. Crude oil sales volumes decreased to 24,425 barrels per day for the year ended December 31, 2016 from 40,255 barrels per day for the year ended December 31, 2015. These decreases are primarily due to an overall reduction in our customer crude oil production volumes in our areas of operation.  However, producer activity around our Silver Dollar Pipeline has recently increased, resulting in average pipeline throughput volumes of approximately 31,000 barrels per day in the quarter ended December 31, 2016.

Adjusted gross margin. Adjusted gross margin increased to $37.4 million for the year ended December 31, 2016 from $35.5 million for the year ended December 31, 2015. The increase was primarily due to an increase in crude oil sales margin of $10.0 million due to the capturing of more favorable margins associated with previously stored inventory during contango market conditions as well as more favorable regional pricing spreads on bulk purchased crude oil.  This increase is partially offset by a decrease in crude oil sales and throughput volumes of $6.9 million and $0.7 million, respectively, as explained above.

Operating expenses. Operating expenses decreased to $8.2 million for the year ended December 31, 2016 from $9.2 million for the year ended December 31, 2015. The decrease was primarily due to reductions in personnel costs of $1.2 million from lower headcount.

Refined Products Terminals and Storage

	Year Ended December 31,
	2016	2015	Variance

	(in thousands, unless otherwise noted)
Volumes:
Terminal and storage throughput (Bbls/d) (1)	56,741	62,075	(5,334)
Revenues:
Refined products sales	$14,655	$10,394	$4,261
Refined products terminals and storage fees	13,513	12,833	680
Total Revenues	28,168	23,227	4,941
Cost of sales, excluding depreciation and amortization (2)	(11,760)	(8,649)	(3,111)
Adjusted gross margin	16,408	14,578	1,830
Operating expenses (2)	(2,428)	(2,980)	552
General and administrative (2)	(679)	(737)	58
Other income	16	6	10
Segment Adjusted EBITDA	$13,317	$10,867	$2,450

(1)	Represents the average daily throughput volume in our refined products terminals and storage segment.

(2)

Certain expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Volumes. Volumes decreased to 56,741 barrels per day for the year ended December 31, 2016 from 62,075 for the year ended December 31, 2015. The decrease was primarily due to increased competition in our area of operations and a non-recurring increase in volumes in the year ended December 31, 2015 from a refinery turnaround in our area of operations during that period.

Revenues. Revenues increased to $28.2 million for the year ended December 31, 2016 from $23.2 million for the year ended December 31, 2015. The increase was primarily due to an increase in refined products sales revenue of $4.3 million related to the addition of butane blending capabilities at our North Little Rock Terminal since the second quarter of 2015.  Refined products terminals and storage fees increased $0.7 million primarily driven by increased blending and injection of additives during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Cost of Sales, excluding depreciation and amortization. Cost of sales, excluding depreciation and amortization, increased to $11.8 million for the year ended December 31, 2016 from $8.6 million for the year ended December 31, 2015 primarily due to an increase in butane blending sales volumes.

Operating expenses. Operating expenses decreased to $2.4 million for the year ended December 31, 2016 from $3.0 million for the year ended December 31, 2015. The decrease was primarily due to $0.2 million related to inadvertent product releases and $0.2 million from the final settlement of the under-delivered product volumes with a certain customer, both of which were incurred in the year ended December 31, 2015.

NGL Distribution and Sales

	Year Ended December 31,
	2016	2015	Variance
	(in thousands, unless otherwise noted)
Volumes:
NGL and refined product sales (Mgal/d) (1)	181	211	(30)
Revenues:
Gathering, transportation and storage fees	$2,948	$5,960	$(3,012)
NGL and refined product sales	129,116	159,616	(30,500)
Other revenues	11,588	11,255	333
Total Revenues	143,652	176,831	(33,179)
Cost of sales, excluding depreciation and amortization (2)	(54,704)	(76,618)	21,914
Adjusted gross margin	88,948	100,213	(11,265)
Operating expenses (2)	(53,278)	(57,200)	3,922
General and administrative (2)	(10,073)	(12,373)	2,300
Other income, net	139	256	(117)
Segment Adjusted EBITDA	$25,736	$30,896	$(5,160)

(1)	Represents the average daily sales volume in our NGL distribution and sales segment.

(2)

Certain expenses have been excluded from cost of sales, excluding depreciation and amortization, operating expenses and general and administrative expenses for the purpose of calculating segment Adjusted EBITDA.

Adjusted gross margin. Adjusted gross margin decreased to $88.9 million for the year ended December 31, 2016 from $100.2 million for the year ended December 31, 2015.  The decrease was driven by a reduction in NGL and refined product sales volumes of $14.6 million, partially offset by an increase in average NGL and refined product sales margin of $3.3 million.  The reduction in NGL and refined product sales volumes was primarily due to a decline in volumes associated with oilfield services as a result of lower exploration and production activity and overall warmer than normal temperatures sustained in the year ended December 31, 2016.  The average NGL and refined products sales margin increased due to more favorable market conditions in the earlier months of 2016 compared to the same months in the prior year.

Operating expenses. Operating expenses decreased to $53.3 million for the year ended December 31, 2016 from $57.2 million for the year ended December 31, 2015. The decrease was primarily due to a reduction in distribution and employee costs of $1.5 million and $1.2 million, respectively.  The decrease in distribution costs was driven by lower volumes and improved fleet efficiencies while the decline in employee costs was related to a reduction in headcount.  Facility maintenance expenses also declined $0.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to overall cost reduction initiatives.

General and administrative. General and administrative expenses decreased to $10.1 million for the year ended December 31, 2016 from $12.4 million for the year ended December 31, 2015 due to overall cost reduction efforts. The decrease is primarily due to a reduction in bad debt expense of $0.8 million from an improvement in collection efforts and lower personnel costs of $0.5 million related to a reduction in headcount.  The remaining decrease is due to reductions in various expenses from our cost reduction efforts.

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

Transaction costs and other. Transaction costs and other decreased to $1.9 million for the year ended December 31, 2015 from $3.8 million for the year ended December 31, 2014. The decrease was primarily due to a decrease in non-cash employee expenses of $2.8 million related to changes in our management structure and personnel in the year ended December 31, 2015. An additional decrease of $1.9 million is related to changes in contingent consideration liabilities due to the post-acquisition performance of a portion of our assets. These decreases were partially offset by $1.4 million of expenses related to changes in our management structure and personnel in the year ended December 31, 2015 and an increase in transaction costs of $1.4 million.

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

Refined Products Terminals and Storage

	Year ended December 31,
	2015	2014	Variance
	(in thousands, unless otherwise noted)
Volumes:
Terminal and storage throughput (Bbls/d) (1)	62,075	63,859	(1,784)
Revenues:
Refined products sales	$10,394	$11,521	$(1,127)
Refined products terminals and storage fees	12,833	11,766	1,067
Total Revenues	23,227	23,287	(60)
Cost of sales, excluding depreciation and amortization (2)	(8,649)	(6,453)	(2,196)
Adjusted gross margin	14,578	16,834	(2,256)
Operating expenses (2)	(2,980)	(4,602)	1,622
General and administrative	(737)	(1,518)	781
Other income	6	9	(3)
Segment Adjusted EBITDA	$10,867	$10,723	$144

(1)	Represents the average daily throughput volume in our refined products terminals and storage segment.

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

Liquidity and Capital Resources

Distributions

A distribution of $0.3250 per common unit and subordinated unit for the three months ended December 31, 2016 was declared on January 24, 2017 and paid on February 14, 2017 to unitholders of record as of February 7, 2017.

Revolving Credit Facility

Our revolving credit facility had a maturity date of February 12, 2019 and consisted of a $275.0 million revolving line of credit, which included a sub-limit of up to $100.0 million for letters of credit. Our revolving credit facility was available for refinancing and repayment of certain existing indebtedness, working capital, capital expenditures, permitted acquisitions and for general partnership purposes, including distributions, not in contravention of law or the loan documents. Substantially all of our assets, but excluding equity in and assets of unrestricted subsidiaries and other customary exclusions, were pledged as collateral under our revolving credit facility.

On March 8, 2017, in connection with the closing of the AMID Merger, the revolving credit facility was paid off in full and the credit agreement was terminated.

Cash Flow

Cash provided by (used in) operating activities, investing activities and financing activities were as follows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities	$45,277	$46,041	$30,157
Investing activities	(13,063)	(79,077)	(46,153)
Financing activities	(31,474)	31,698	16,087

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Cash provided by operating activities. Cash provided by operating activities was $45.3 million for the year ended December 31, 2016 compared to $46.0 million for the year ended December 31, 2015. The $0.7 million decrease was primarily attributable to a $7.3 million reduction from the timing of collections and payments and cash used for inventory and an additional $5.9 million reduction from the timing of cash paid for prepaid insurance premiums and amounts received from insurance claims.  The overall reduction is partially offset by a $14.2 million reduction in cash payments for commodity derivatives settled, primarily related to our propane financial swap contracts.

Cash used in investing activities. Cash used in investing activities was $13.1 million for the year ended December 31, 2016 compared to $79.1 million for the year ended December 31, 2015. The $66.0 million decrease was primarily due to a decrease in capital expenditures of $46.3 million and an increase of $7.7 million in proceeds from the sale of assets, which includes the sale of our trucking and marketing assets in the Mid-Continent Business.  The year ended December 31, 2015 also included $12.6 million in cash used for the acquisition of Southern Propane.

Cash (used in) provided by financing activities. Cash used in financing activities was $31.5 million for the year ended December 31, 2016 compared to cash provided by financing activities of $31.7 million for the year ended December 31, 2015. The $63.2 million change was primarily due to a reduction in net borrowings under our revolving credit facility of $64.0 million and an increase in distributions paid to unitholders of $1.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 partially offset by an increase in cash contributions received from our general partner of $1.2 million.

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

Capital Expenditures

Our capital expenditures were $24.7 million, $83.6 million and $108.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, which included capital expenditures for acquisitions of $12.6 million and $52.0 million for the years ended December 31, 2015 and 2014, respectively.

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

Contractual Obligations

A summary of our contractual obligations as of December 31, 2016 is as follows:

	Less Than 1			More Than 5
	Year	1‑3 Years	3‑5 Years	Years	Total
	(in thousands)
Long-term debt obligations(1)	$950	$177,000	$—	$—	$177,950
Capital lease obligations(2)	105	131	85	—	321
Operating lease obligations(2)	4,670	6,321	1,100	4,556	16,647
Total	$5,725	$183,452	$1,185	$4,556	$194,918

(1)

In January 2017, we paid the final remaining balance on our HBH note payable in full and on March 8, 2017, in connection with the closing of the AMID Merger, the revolving credit facility was paid off in full and the credit agreement was terminated. See Note 11 to our audited consolidated financial statements.

(2)

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

Working Capital

Our working capital is the amount by which our current assets exceed our current liabilities and is a measure of our ability to pay our liabilities as they come due. Our working capital was $12.3 million, $16.7 million and $26.3 million as of December 31, 2016, 2015 and 2014, respectively.

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

Refined products terminals and storage.  We generate fee-based revenues with customers under contracts that, consistent with industry practice, typically contain evergreen provisions after an initial term of one to two years. Such fee-based revenues are recognized when services are provided upon delivery of the products to customers. Revenues are also generated by selling excess refined products that result from blending, additization and inventory control processes.

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

For the year ended December 31, 2016, we recognized impairment charges of $12.8 million in our Pinnacle Propane Express reporting unit within our NGL distribution and sales segment due primarily to declines in future estimated margins as a result of increased competition and recent increases in propane prices and $2.7 million in our JP Liquids reporting unit within our NGL distribution and sales segment due primarily to declines in future estimated volumes.

In 2015, we recognized impairment charges of $23.6 million and $6.3 million, related to the goodwill in our crude oil supply and logistics reporting unit within our crude oil pipelines and storage segment and JP Liquids reporting unit within our NGL distribution and sales segment, respectively, primarily due to the substantial decline in commodity prices in 2015 and the resulting decline in margin as well as volume in those reporting units.  We also recorded an additional goodwill impairment charge of $7.9 million triggered by the disposition of our Mid-Continent Business. The $7.9 million of goodwill was allocated to the Mid-Continent Business and the portion of the reporting unit that was retained by us. No provision for impairment of goodwill was recorded during 2014.

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

Risk Management Activities and Derivative Financial Instruments

We have established comprehensive risk management policies and procedures to monitor and manage the market risks associated with commodity prices, counterparty credit and interest rates. The board of directors of our general partner is responsible for the overall management of these risks, including monitoring exposure limits. We do not enter into derivative instruments for any purpose other than management of commodity price and interest rate risks. We enter into commodity forward and swap contracts to hedge exposures to market fluctuations in crude oil, refined products and propane prices and interest rate swap contracts to hedge exposures to variable interest rate risk. These derivative contracts are reported in our consolidated balance sheets at fair value with changes in fair value recognized in cost of sales, excluding depreciation and amortization, and interest expense in our consolidated statements of operations. We estimate the fair value of our derivative contracts using industry standard valuation models using market-based observable inputs, including commodity pricing and interest rate curves. Changes in the methods used to determine the fair value of these contracts could have a material effect on our consolidated balance sheets and consolidated statements of operations. For further discussion of derivative contracts, see Note 12 to our audited consolidated financial statements included elsewhere in Form 10-K. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

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

Equity-Based Compensation

ASC 718, Stock Compensation, requires all share-based payments to employees to be recognized in the financial statements, based on the fair value on the grant date, date of modification or end of the period, as applicable, and recognized in earnings over the requisite service period. Depending upon the settlement terms of the awards, all or a portion of the fair value of equity-based awards may be presented as equity in the consolidated balance sheets. Equity-based compensation costs associated with the portion of awards classified as equity are measured based upon their estimated fair value on the date of grant or modification. Prior to our IPO in October 2014, we used to estimate the fair value of our common units by dividing the estimated total enterprise value by the number of outstanding units. Estimated total enterprise value was determined using the income approach of discounting the estimated future cash flow to its present value. We estimated a 32% forfeiture rate in calculating the unit-based compensation expense associated with our non-vested phantom units.

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

	Maturity	Notional Volume	Fair Value Asset/(Liability)	Effect of Hypothetical 10% Change
			(in thousands)
Commodity Swaps :
Propane Fixed Price (Gallons)	Jan 2017 - Nov 2018	4,364,880	$530	$284
Crude Oil Basis (Barrels)	Jan 2017 - Mar 2017	180,000	112	(2)

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

Interest rate risk. Our revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. From time to time, we may use certain derivative instruments to hedge our exposure to variable interest rates. As of December 31, 2016, $100.0 million of our outstanding debt is economically hedged using financial interest rate swaps. Based on our unhedged interest rate exposure to variable rate debt outstanding as of December 31, 2016, a 1% increase or decrease in interest rates would change annual interest expense by approximately $0.8 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting (as is defined in the Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. We used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (''COSO") to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report which appears under Item 15.

ITEM 9B. OTHER INFORMATION

Goodwill Impairment

As part of our annual assessment of goodwill impairment conducted in connection with the preparation of our financial statements for the period ended December 31, 2016, we recorded impairment charges of $12.8 million in our Pinnacle Propane Express reporting unit within our NGL distribution and sales segment due primarily to declines in future estimated margins as a result of increased competition and recent increases in propane prices and $2.7 million in our JP Liquids reporting unit within our NGL distribution and sales segment due primarily to declines in future estimated volumes.

The impairment charges described above are not expected to result in future capital expenditures. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Goodwill and Intangible Assets.”

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management of JP Energy Partners LP

The information contained in this section speaks as of March 7, 2017.

We are managed by the directors and executive officers of our general partner, JP Energy GP II LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Lonestar and members of our management directly own 100% of the membership interests in our general partner. Our general partner has a board of directors, and our unitholders are not entitled to elect the directors and cannot directly or indirectly participate in our management or operations. Our general partner will be liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.

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

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, we know of no director, officer, or beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act that failed to file timely any reports required to be furnished during 2016 pursuant to Section 16(a) of the Exchange Act.

Directors and Executive Officers of JP Energy GP II LLC

Directors are elected by the members of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors. The following table shows information for the directors and executive officers of JP Energy GP II LLC as of March 7, 2017.

Name	Age	Position with JP Energy GP II LLC
J. Patrick Barley	42	Chairman of the Board, President and Chief Executive Officer
Patrick J. Welch	49	Executive Vice President, Chief Financial Officer and Director
Jon E. Hanna	51	Executive Vice President—Crude Oil Pipelines and Storage
Shiming Chen	42	Senior Vice President and Chief Accounting Officer
Cory Willis	40	Senior Vice President—Terminals and Distribution
John F. Erhard	42	Director
Daniel R. Revers	55	Director
Evan M. Schwartz	34	Director
Greg Arnold	53	Director
T. Porter Trimble	56	Director
Norman J. Szydlowski	65	Director
Josh L. Sherman	41	Director

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

John F. Erhard. John F. Erhard was named a member of the board of directors of our general partner in July 2011 and was appointed to the board in connection with his affiliation with ArcLight, which controls our general partner. Mr. Erhard, a Partner at ArcLight, joined the firm in 2001 and has 15 years of energy finance and private equity experience. Prior to joining ArcLight, he was an Associate at Blue Chip Venture Company, a venture capital firm focused on the information technology sector. Mr. Erhard began his career at Schroders, where he focused on mergers and acquisitions. Mr. Erhard earned a Bachelor of Arts in Economics from Princeton University and a Juris Doctor from Harvard Law School. Mr. Erhard previously served on the board of directors of Patriot Coal and on the board of directors of Buckeye GP Holdings (NYSE: BGH), the publicly traded general partner of Buckeye Partners (NYSE: BPL). In addition, Mr. Erhard has experience in the master limited partnership sector. He is currently serving on the board of directors of the general partner of American Midstream (NYSE: AMID), the company with which we recently merged with. We believe that Mr. Erhard’s considerable energy, finance and private equity experience, including his experience with master limited partnerships, provide him with the necessary skills to be a member of the board of directors of our general partner.

Daniel R. Revers. Daniel R. Revers was named a member of the board of directors of our general partner in June 2011 and was appointed to the board in connection with his affiliation with ArcLight, which controls our general partner. Mr. Revers is Managing Partner of and a co-founder of ArcLight Capital Partners, LLC and has 25 years of energy finance and private equity experience. Mr. Revers manages the Boston office of ArcLight and is responsible for overall investment, asset management, strategic planning, and operations of ArcLight and its funds. Prior to forming ArcLight in 2000, Mr. Revers was a Managing Director in the Corporate Finance Group at John Hancock Financial Services, where he was responsible for the origination, execution, and management of a $6 billion portfolio consisting of debt, equity, and mezzanine investments in the energy industry. Prior to joining John Hancock in 1995, Mr. Revers held various financial positions at Wheelabrator Technologies, Inc., where he specialized in the development, acquisition, and financing of domestic and international power and energy projects. In addition, Mr. Revers is currently serving on the board of directors of the general partner of American Midstream and the board of directors of the general partner of TransMontaigne Partners L.P. (NASDAQ: TLP). Mr. Revers also serves in various capacities for a number of not-for-profit organizations, currently serving on the Board of Overseers at the Amos Tuck School of Business Administration and the board of directors of the Citizen Schools. Mr. Revers earned a Bachelor of Arts in Economics from Lafayette College and a Master of Business Administration from the Amos Tuck School of Business Administration at Dartmouth College. We believe that Mr. Revers’ significant energy, finance and private equity experience provide him with the necessary skills to be a member of the board of directors of our general partner.

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

Norman J. Szydlowski. Norman J. Szydlowski was named to the board of directors of our general partner in October 2014. From April 2014 through September 2014, Mr. Szydlowski managed his personal investments as a private investor. Mr. Szydlowski served as President and Chief Executive Officer and Chairman of the board of directors of Rose Rock Midstream GP, LLC from December 2011 to April 2014. Mr. Szydlowski served as a director and as President and Chief Executive Officer of SemGroup Corporation from November 2009 to April 2014 and as a director of NGL Energy Partners from November 2011 to April 2014. Mr. Szydlowski also served on the board of directors of the general partner of Transocean Partners LLC from November 2014 to December 2016. From January 2006 until January 2009, Mr. Szydlowski served as President and Chief Executive Officer of Colonial Pipeline Company, an interstate common carrier of petroleum products. From 2004 to 2005, he served as a senior consultant to the Iraqi Ministry of Oil in Baghdad on behalf of the U.S. Department of Defense, where he led an advisory team in the rehabilitation, infrastructure security and development of future strategy of the Iraqi oil sector. From 2002 until 2004, he served as vice president of refining for Chevron Corporation (formerly ChevronTexaco), one of the world’s largest integrated energy companies. Mr. Szydlowski joined Chevron in 1981 and served in various capacities of increasing responsibility in sales, planning, supply chain management, refining and plant operations, transportation and construction engineering. In addition, Mr. Szydlowski serves on the board of directors of the general partner of 8point3 Energy Partners, LP (NASDAQ: CAFD). We believe that Mr. Szydlowski’s significant energy industry experience provides him with the necessary skills to be a member of the board of directors of our general partner.

Josh L. Sherman. Josh L. Sherman was named to the board of directors of our general partner in January 2015. Mr. Sherman is a partner at Opportune LLP (“Opportune”), an independent consultancy focused exclusively on the energy industry. Since January 2008, Mr. Sherman has been the partner in charge of the Complex Financial Reporting group of Opportune and previously held the title of managing director from June 2006 through December 2007. Mr. Sherman has over 16 years of experience with the technical aspects of financial reporting, SEC filings, valuation and financial due diligence assistance. Prior to working with Opportune, Mr. Sherman was employed as a director with Sirius Solutions LLLP, where he provided energy consulting services from September 2002 to June 2006. Mr. Sherman worked in the audit and global energy markets departments with Deloitte & Touche from January 1997 to August 2002, where he managed the audits of regulated gas and electric utilities, independent power producers and energy trading entities. A Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the National Association of Corporate Directors, Mr. Sherman holds a BBA and a Masters in Accountancy from the University of Texas. Mr. Sherman served on the board of directors of Trans Energy, Inc. from September 2012 to December 2016, where he was also chairman of the Audit Committee, chairman of the Compensation Committee and a member of the Governance Committee. Mr. Sherman also previously served on the board of directors of Voyager Oil & Gas (Emerald Oil). Based on the attributes, education, and experience requirements set forth in the rules of the SEC and the NYSE, the Board has determined that Mr. Sherman qualifies as an “Audit Committee Financial Expert.” We believe that Mr. Sherman’s extensive energy, audit and financial reporting experience provide him with the necessary skills to be a member of the board of directors of our general partner.

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

To serve the foregoing objectives, our overall executive compensation program is generally designed to be flexible rather than formulaic. Our compensation decisions for our NEOs in fiscal 2016 are discussed below in relation to each of the above-described elements of our compensation program. The below discussion is intended to be read in conjunction with the executive compensation tables and related disclosures that follow this Compensation Discussion and Analysis.

For the year ended December 31, 2016, our NEOs were:



•	J. Patrick Barley, our Executive Chairman, President and Chief Executive Officer;



•	Patrick Welch, our Executive Vice President and Chief Financial Officer;



•	Jon Hanna, our Executive Vice President—Crude Oil, Pipelines and Storage;



•	Shiming Chen, our Senior Vice President and Chief Accounting Officer; and

•	Forgan McIntosh, our former Senior Vice President—Commercial and Corporate Development. Mr. McIntosh resigned from his position with us effective February 24, 2017.

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

In 2016, our general partner made annual grants of equity-based awards as a means of compensating our executives. Equity-based awards were granted to each of our NEOs in 2016, and we believe that equity participation by our NEOs is an important component of NEO pay.

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

At the request of our board of directors, our Vice President — Human Resources reviews and provides input on the compensation of our NEOs, trends in executive compensation, meeting materials prepared for and circulated to our board of directors and management’s proposed executive compensation plans.

While we do not apply rigid formulas in determining the amount and mix of compensation elements, we consider long-term Company performance trends and review each element of compensation as described in this Annual Report on Form 10-K in evaluating and approving the total compensation of each of our NEOs.  We have also used an internal Certified Compensation Professional (CCP) to perform market studies.  External surveys have also been used to benchmark similar NEO positions and the scope of these positions by comparing total compensation in a similar industry, revenue size and geographic location.  For example, for 2015 compensation studies, we used the Economic Resources Institute (ERI) and Aon/Hewitt 2015 U.S. Total Compensation Measurement Executive Survey.  We do not benchmark compensation for our NEOs at any particular percentile of the companies included in these surveys; rather the Compensation Committee considered a variety of factors in making compensation decisions.  In general, we maintain and incorporate flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment and individual performance.  Surveys generally were not referenced in 2016, as no changes to compensation levels were made.

Base Compensation for 2016

We believe that executive officer base salaries should be competitive with salaries for executive officers in similar positions with similar responsibilities in our marketplace. Each year we determine base salary increases, if any, based upon the performance of our NEOs as assessed by the Compensation Committee and based upon market conditions, and for NEOs other than the Chief Executive Officer, in conjunction with the recommendations made by the Chief Executive Officer.  No base salary changes were made for 2016.

Annual Performance-Based Compensation for 2016

We structure our compensation programs to reward executive officers based on our performance and the individual executive’s relative contribution to that performance. Each of our NEOs participates in our annual bonus program, under which cash incentive awards are determined annually in the discretion of the Compensation Committee of the board of directors of our general partner. In making individual annual bonus decisions, the Compensation Committee of the board of directors of our general partner has not historically relied on pre-determined performance goals or targets and did not do so for 2016. Instead, determinations regarding annual bonus compensation awards have been based on a subjective assessment of all reasonably available information, including the applicable executive’s business impact, contributions and leadership, among other factors. The target annual bonus opportunity, expressed as a percentage of salary, for each of our NEOs for 2016 was as follows: Mr. Barley: 100%; Mr. Welch: 75%; Mr. Hanna: 50%; Mr. Chen: 50%; and Mr. McIntosh: 40%.

In connection with our entry into the Merger Agreement, the board of directors of our general partner determined to award each NEO an annual bonus for 2016 at the target level in recognition of our executives’ efforts in connection with such transaction and to reward their service and loyalty. The 2016 bonus amounts are set forth in the Summary Compensation Table for 2016 below and were paid on February 24, 2017.

Long-Term Equity Incentive Awards

In 2016, our general partner made annual grants of equity-based awards in the form of phantom units with distribution equivalent rights as a means of compensating our executives, primarily to encourage executive retention, promote a long-term focus and align executive and unitholder interests.

Each phantom unit is the economic equivalent of one common unit and is accompanied by a distribution equivalent right entitling the holder to an amount equal to any cash distributions paid in respect of our common units underlying the phantom units. The awards to each of Messrs. Barley, Welch, Hanna, Chen and McIntosh vest in three equal annual installments beginning on the first anniversary of the grant date. The awards to each of our NEOs are subject to continued employment with us on the applicable vesting dates and represent an important element of our efforts to retain these key employees and reward them for strong company performance.

The number of phantom units granted to each of our NEOs in fiscal year 2016 is set forth in the following table.

Number of
Phantom
Units
Name	(#)
J. Patrick Barley	50,000
Patrick Welch	47,000
Jon Hanna	20,000
Shiming Chen	17,000
Forgan McIntosh(1)	17,000

(1)	Mr. McIntosh resigned from his position with us effective February 24, 2017.

In connection with the AMID Merger, to reward their service and loyalty, the board of directors of our general partner determined to accelerate the vesting of the unvested common units, subordinated units and phantom units held by our NEOs in the event the NEO is terminated without cause or resigns for good reason, in either case, within 12 months following the Merger. The number and market value of outstanding common units, subordinated units and phantom units held by our NEOs as of December 31, 2016 that would be subject to accelerated vesting is set forth in the Outstanding Equity Awards table below.

Other Elements of Compensation and Perquisites

Our NEOs are eligible under the same plans as all other employees for medical and dental coverage and life and other insurance. We provide these benefits due to their relatively low cost and the high value they provide in attracting and retaining talented executives. Our NEOs do not receive any tax gross up in connection with our provision of these benefits. In addition, for 2016, our general partner provided certain perquisites to Mr. Welch in the form of housing and commuting expenses, primarily related to his long-distance commuting requirements from his personal residence in Colorado to our executive offices pursuant to his employment offer letter agreement. Mr. Welch receives a tax gross up in connection with the provision of his housing and commuting expenses.

Employment Agreements

Our general partner has entered into employment agreements with each of Mr. Welch and Mr. Chen, the key terms of which are set forth below.

Agreements with Mr. Welch and Mr. Chen.   In September 2014 and 2015, respectively, our general partner entered into employment agreements with each of Mr. Welch and Mr. Chen.  The agreement with Mr. Welch has a three-year initial term and is subject to automatic annual renewal thereafter unless either party gives the other a notice of non-extension at least 60 days prior to the expiration of the then-applicable term, and the agreement with Mr. Chen has a three-year term. The agreements provided for an annual base salary of $400,000 for Mr. Welch and $300,000 for Mr. Chen, subject to review and adjustment from time to time. In addition, the agreements provide for the executives to participate in the bonus and benefit plans maintained by our general partner from time to time. If our general partner terminates Mr. Welch’s or Mr. Chen’s employment for cause or due to death or disability or if the executive resigns his employment without good reason, then he will receive only his base salary earned through the date of termination but not yet paid, any expenses owed to him and any amount accrued arising from his participation in employee benefit plans or as required by law and, solely in the event of a termination of employment due to disability or death, continued payment of the executive’s base salary through the end of the third or first month, respectively, following termination. Any further right to salary, bonus or other benefits will cease. Pursuant to Mr. Welch’s employment agreement, if Mr. Welch’s employment is terminated by our general partner without cause or he resigns for good reason during the term of the employment agreement and, in either case, signs a release of claims in favor of our general partner, then he will be entitled to receive, as severance payments, an amount equal to one year of his base salary plus an amount equal to the average of his annual bonus received during the three most recent fiscal years (or if he was not employed with our general partner over the full three most recent fiscal years, his target bonus will be substituted for the year in which he was not employed for purposes of determining the average bonus), plus an amount equal to his healthcare continuation COBRA premiums for twelve months. Pursuant to Mr. Chen’s employment agreement, if Mr. Chen’s employment is terminated by our general partner without cause or he resigns for good reason during the term of the employment agreement and, in either case, signs a release of claims in favor of our general partner, then he will be entitled to receive, as severance payments, an amount equal to one year of his base salary.

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

Severance Arrangements

In connection with the AMID Merger, to reward their service and loyalty, our general partner committed to pay severance to each of our NEOs, other than Mr. Barley, in the event the NEO is terminated without cause or resigns for good reason, in either case, within 12 months following the AMID Merger. The severance payments, which, with respect to Mr. Welch and Mr. Chen, are intended to satisfy the severance obligations set forth in their employment agreements, would be paid in a lump sum following such termination in the following amounts:

Name	Severance Amount
Patrick Welch	$650,000
Jon Hanna	$310,050
Shiming Chen	$300,000
Forgan McIntosh(1)	$350,000

(1)	Mr. McIntosh resigned from his position with us effective February 24, 2017.

In addition to the severance amount set forth above, each of Mr. Welch and Mr. Chen would be entitled to receive monthly payments of his healthcare continuation premiums pursuant to COBRA for up to 12 months.

The NEOs would also be entitled to accelerated vesting of their unvested common units, subordinated units and phantom units upon termination without cause or resignation for good reason, in either case, within 12 months following the AMID Merger, as described above under “– Long-Term Equity Incentive Awards”.

Each NEO’s receipt of the severance payments and equity acceleration is subject to the NEO signing and not revoking a release of claims in favor of our general partner. In addition, each NEO will be subject to a two year non-solicitation covenant.

For purposes of these severance arrangements, “cause” is generally defined to mean, subject to certain opportunities for notice and cure, (i) fraud, embezzlement or theft against our general partner or any of its affiliates, (ii) any material violation of our general partner’s corporate policies or code of ethics, (iii) any acts involving gross negligence, dishonesty or fraud, or that in the good faith opinion of our general partner may cause material harm to our general partner or any of its affiliates, or any conviction of, or guilty plea or nolo contendere plea to, or confession of, a Class A-type felony or felony involving moral turpitude or other crime involving moral turpitude, (iv) an unauthorized disclosure or misuse of any trade secrets or confidential information of our general partner or any of its affiliates, (v) material nonperformance by the executive of such executive’s duties, including, failing in any material respect to carry out lawful directions of the board of directors of our general partner, (vi) willful misconduct by the executive that is intended, or reasonably likely, to materially injure the business, prospects, or reputation of our general partner or its affiliates, (vii) breach of a fiduciary duty owed to our general partner or any of the material terms or provisions of the agreement, or (viii) use of illegal drugs at work.

For purposes of these severance arrangements, “good reason” is generally defined to mean, subject to opportunity for notice and cure, (i) our general partner’s material breach of its obligations to the executive, including its obligation to pay amounts owed or owing to the executive, (ii) a material and adverse diminution in the executive’s job duties, responsibilities or authority, (iii) a change in the location where the executive is required to perform the executive’s duties and responsibilities to a location more than 50 miles from the location the executive is required to perform such duties and responsibilities as of the date of the agreement, or (iv) a material reduction in the executive’s base salary, target cash bonus or target long-term incentive bonus, it being intended that an individual or aggregate reduction of more than 10% from the executive’s prior base salary, target cash bonus or target long-term incentive bonus level (or any material and adverse change in vesting schedule) shall be considered material.

Summary Compensation Table for 2016

The following table sets forth certain information with respect to the compensation paid to our NEOs for the year ended December 31, 2016.

				Unit	All Other
Name and Principal Position	Year	Salary($)	Bonus($)(1)	Awards($)(2)	Compensation($)(3)	Total($)
J. Patrick Barley	2016	425,000	425,000	266,500	15,808	1,132,308
President and Chief Executive Officer	2015	441,346	212,500	276,500	10,600	940,946
	2014	425,000	425,000	—	10,400	860,400
Patrick Welch	2016	400,000	300,000	250,510	106,911	1,057,421
Executive Vice President and Chief Financial Officer	2015	415,385	150,000	221,200	110,285	896,870
	2014	523,917	300,000	356,080	59,953	1,239,950
John Hanna	2016	310,500	155,250	106,600	16,051	588,401
Executive Vice President—Crude Oil, Pipelines and Storage	2015	319,413	77,625	210,140	35,600	642,778
	2014	282,692	220,000	437,088	10,400	950,180
Shiming Chen	2016	300,000	150,000	90,610	14,412	555,022
Senior Vice President and Chief Accounting Officer	2015	279,230	150,000	426,859	9,457	865,546
	2014	214,615	25,200	—	—	239,815
Forgan McIntosh(4)	2016	250,000	100,000	90,610	1,839	442,449
Senior Vice President—Commercial and Corporate Development	2015	245,192	50,000	101,022	—	396,214
	2014	194,711	70,000	—	—	264,711

(1)

The 2016 bonus amounts reflect 2016 annual bonuses determined by the board of directors of our general partner in connection with the Merger. For additional information, please read “—Annual Performance-Based Compensation for 2016” above.

(2)	Amounts shown for 2016 represent the aggregate grant-date fair value of phantom units granted during 2016 computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.

(3)

For each of our NEOs other than Mr. McIntosh, the amount shown reflects company contributions to our 401(k) retirement savings plan. For Mr. Welch, the amount shown also reflects $92,436 for travel and housing costs, which amount includes $41,245 representing a tax gross-up.

(4)	Mr. McIntosh resigned from his position with us effective February 24, 2017.

Grants of Plan-Based Awards for 2016

		All Other Unit Awards:
		Number of
		Phantom	Grant Date Fair
	Grant	Units	Value of Unit
Name	Date	(#)	Awards(1)
J. Patrick Barley	4/1/16	50,000	$266,500
Patrick Welch	4/1/16	47,000	$250,510
Jon Hanna	4/1/16	20,000	$106,600
Shiming Chen	4/1/16	17,000	$90,610
Forgan McIntosh	4/1/16	17,000	$90,610

(1)	Amounts shown represent the aggregate grant-date fair value of phantom units computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.

Outstanding Equity Awards at December 31, 2016

The following table provides information regarding the outstanding unvested unit awards held by our NEOs as of December 31, 2016.

	Unit Awards(5)(6)
	Number of
	Units		Market Value of
	That		Units
	Have Not		That Have
	Vested		Not Vested
Name	(#)		($)
J. Patrick Barley	66,666	(1)	$674,660
Patrick Welch	60,333	(1)	$610,570
	8,902	(2)	$90,088
Jon Hanna	32,666	(1)	$330,580
	8,902	(3)	$90,088
Shiming Chen	41,424	(4)	$419,211
Forgan McIntosh	23,089	(1)	$233,661

(1)

The phantom units vest in three equal annual installments on the first, second and third anniversaries of the applicable date of grant, subject to the NEO’s continued service with us on each applicable vesting date.

(2)

Amount shown represents 1,752 common units and 7,150 subordinated units. The units vest in two equal annual installments on each of April 7, 2017 and 2018, subject to the NEO’s continued service with us on each applicable vesting date.

(3)

Amount shown represents 1,752 common units and 7,150 subordinated units. The units vest in two equal annual installments on each of January 6, 2017 and 2018, subject to the NEO’s continued service with us on each applicable vesting date.

(4)

For Mr. Chen, (i) 22,973 of his phantom units vest in three equal annual installments on the first, second and third anniversaries of the applicable date of grant, (ii) 14,451 of his phantom units vest in two equal annual installments on April 1, 2017 and 2018 and (iii) 4,000 of his phantom units vest on April 1, 2018, in each case, subject to Mr. Chen’s continued service with us on each applicable vesting date.

(5)	Common and subordinated unit awards in the table above reflect the conversion of Class B common units into common and subordinated units in us in connection with our IPO.
(6)

Outstanding common units, subordinated units and phantom units are subject to accelerated vesting in the event the NEO is terminated without cause or resigns for good reason, in either case, within 12 months following the Merger. For additional information see “—Long-Term Equity Incentive Awards” above.

Units Vested in 2016

The following table sets forth the number and value of common and subordinated unit awards that vested for the NEOs during 2016.

	Unit Awards
		Number of
	Number of Units	Subordinated Units
	Acquired on	Acquired on Vesting	Value Realized on
Name	Vesting (#)	(#)	Vesting ($)(1)
J. Patrick Barley	8,334	—	$44,420
Patrick Welch	7,543	3,575	$59,971
Jon Hanna	7,210	3,575	$54,858
Shiming Chen	10,650	1,787	$73,832
Forgan McIntosh	3,045	—	$16,230

(1)	Amount shown reflects an estimate of the fair market value of the units as of the vesting date.

Nonqualified Deferred Compensation and Pension Benefits

None of our NEOs participate in any nonqualified deferred compensation plans or pension plans and received no nonqualified deferred compensation or pension benefits during the year ended December 31, 2016.

Potential Payments upon Termination or Change in Control

Each of Messrs. Welch and Chen have an agreement that provides for severance benefits upon a termination of employment. See “—Employment Agreements” above for a description of the employment and severance agreements for each of our NEOs. Assuming that each of these agreements were in place on December 31, 2016, as applicable, and a termination of employment effective as of December 31, 2016 (i) by our general partner without cause, (ii) due to the executive’s resignation for good reason or (iii) due to the executive’s disability or death, each of our NEOs would have received the following payments and benefits:

						Termination
						Without Cause or
						Resignation
		Termination				for Good
		Without Cause or				Reason
		Resignation			Termination	After a
	Payment	for Good			due to	Change in
Name	Type	Reason($)		Death($)	Disability($)	Control($)(2)
J. Patrick Barley	Salary	n/a		n/a	n/a	—
	Bonus	n/a		n/a	n/a	—
	Equity	n/a		n/a	n/a	674,660
	Total	n/a		n/a	n/a	674,660
Patrick Welch	Salary	420,000	(1)	33,333	99,999	650,000
	Bonus	300,000		—	—	—
	Equity	—		—	—	700,658
	Total	720,000		33,333	99,999	1,350,658
Jon Hanna	Salary	n/a		n/a	n/a	310,050
	Bonus	n/a		n/a	n/a	—
	Equity	n/a		n/a	n/a	420,668
	Total	n/a		n/a	n/a	730,718
Shiming Chen	Salary	320,000	(1)	25,000	75,000	300,000
	Bonus	—		—	—	—
	Equity	—		—	—	419,211
	Total	320,000		25,000	75,000	719,211
Forgan McIntosh	Salary	n/a		n/a	n/a	350,000
	Bonus	n/a		n/a	n/a	—
	Equity	n/a		n/a	n/a	233,661
	Total	n/a		n/a	n/a	583,661

(1)	Salary amount shown includes an estimated amount for healthcare continuation COBRA reimbursement payments of $20,000 per year.
(2)

In connection with the AMID Merger, our general partner committed to pay severance to each of our NEOs, other than Mr. Barley, in the event the NEO is terminated without cause or resigns for good reason, in either case, within 12 months following the AMID Merger.  In addition, the NEOs would also be entitled to accelerated vesting of their unvested common units, subordinated units and phantom units upon termination without cause or resignation for good reason, in either case, within 12 months following the AMID Merger. The value for unvested common units, subordinated units and phantom units was determined based on the fair market value of our units as of December 31, 2016. For further information regarding these severance arrangements, please see “– Severance Arrangements” and “– Long-Term Equity Incentive Awards” above.

Compensation Risk

We have analyzed the potential risks arising from our compensation policies and practices, and have determined that there are no such risks that are reasonably likely to have a material adverse effect on us.

Director Compensation

For the year ended December 31, 2016, our NEOs or other employees who also served as members of the board of directors of our general partner did not receive additional compensation for their service as directors. Directors who were not officers, employees or paid consultants or advisors of us or our general partner were eligible to receive the following amounts as compensation for their services as directors in 2016 (i) an annual retainer of $50,000; (ii) an additional annual retainer of $10,000 for service as the chair of any standing committee and a $5,000 fee for service on two or more committees; and (iii) meeting attendance fees of $1,750 per meeting attended, whether telephonically or in person.

In 2016, we provided the following compensation to our independent directors:

	Fees Earned or
	Paid in	Unit
Name	Cash ($)	Awards ($)(1)	Total
T. Porter Trimble	89,000	51,125	140,125
Norman J. Szydlowski	86,500	51,125	137,625
Josh Sherman	92,750	51,125	143,875

(1)	Reflects the fair market value of the unit awards on the date of grant. As of December 31, 2016, each of Messrs. Trimble, Szydlowski and Sherman held 10,926 unvested phantom units.

Directors also receive reimbursement for out-of-pocket expenses associated with attending board or committee meetings and director and officer liability insurance coverage.

In connection with the AMID Merger, all outstanding phantom units held by our non-employee directors will vest in full.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.

As of March 8, 2017, in connection with the closing of the AMID Merger, all of our common and subordinated units converted into AMID Common Units. See Item 1—Business—AMID Merger Agreement for more details.

The following table summarizes the number of securities remaining available for future issuance under the LTIP as of December 31, 2016:

Number of securities
remaining available for
future issuance under
	Number of securities to		equity compensation
	be issued upon exercise	Weighted-average	plans (excluding
	of outstanding options,	exercise price of	securities reflected in
	warrants and rights	outstanding options,	column (a))
Plan Category	(a)	warrants and rights (b)	(c)
Equity compensation plans approved by security holders:
N/A	—	—	—
Equity compensation not approved by security holders
2014 Long-Term Incentive Plan (1)	541,534	—	2,996,403
Total	541,534	—	2,996,403

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of February 27, 2017, our general partner and its affiliates, including Lonestar, owned 3,674,187 common units and 14,992,654 subordinated units representing a 50.9% limited partner interest in us. In addition, our general partner owned a non-economic general partner interest in us and all of our incentive distribution rights.

Other Transactions With Related Persons

AMID Merger

On March 8, 2017, in connection with the closing of the AMID Merger, we were merged with and into Merger Sub, a wholly owned subsidiary of AMID, with us surviving the merger as a wholly owned subsidiary of AMID. See Item 1—Business—AMID Merger Agreement for more details.

JP Development

We performed certain management services for JP Development pursuant to a services agreement in exchange for a monthly fee of $50,000, which was subject to an adjustment each month to accurately reflect the degree and extent of the services provided. Following the sale of the Mid-Continent Business in February 2016, we no longer provided management services for JP Development. For the year ended December 31, 2016, we received $50,000 of fees from JP Development.

JP Development had a pipeline transportation business that provided crude oil pipeline transportation services to our discontinued Mid-Continent Business. As a result of utilizing JP Development’s pipeline transportation services, we incurred pipeline tariff fees of $372,000 for the year ended December 31, 2016.

On February 1, 2016, we completed the sale of our crude oil supply and logistics operations in the Mid-Continent region of Oklahoma and Kansas to JP Development in connection with JP Development’s sale of its GSPP pipeline assets to a third-party buyer. The sales price was $9,685,000; which included certain adjustments related to inventory and other working capital items.

Refined Products

Occasionally we sell and deliver to Truman Arnold Companies (“TAC”), which directly or indirectly owned a 4.0% limited partner interest in us, certain refined petroleum products at agreed upon prices. For the year ended December 31, 2016, the revenue generated from the refined products sales to TAC was $244,000. In addition, our NGL distribution and sales segment purchased refined products from TAC during the year ended December 31, 2016. We paid TAC $986,000 for such products.

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

Management Services Agreement with Republic

We performed certain management services for Republic Midstream, LLC, an entity owned by ArcLight, in exchange for a monthly fee of approximately $75,000. In September 2016, this monthly fee decreased to approximately $40,000 before ceasing in November 2016. For the year ended December 31, 2016, we charged fees of $665,000 to Republic Midstream, LLC for these services. During 2016, we performed crude transportation and marketing services for Republic Midstream, LLC. We charged $3,214,000 for the year ended December 31, 2016 for these crude transportation and marketing services.

ArcLight

ArcLight reimbursed us for expenses we incurred associated with the AMID Merger for the year ended December 31, 2016. The total amounts paid on our behalf or reimbursed to us were $2,400,000 for the year ended December 31, 2016, and were treated as deemed contributions from ArcLight. In addition, during the year ended

December 31, 2016, our general partner agreed to absorb $9,000,000 of corporate overhead expenses incurred by us and not pass such expense through to us.

Director Independence

Please read “Item 10. Directors, Executive Officers and Corporate Governance—Management of JP Energy Partners LP” and “—Director Independence” which is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We have engaged PricewaterhouseCoopers LLP as our independent registered public accounting firm. The following sets forth fees billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements and other services rendered for the fiscal years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(in thousands)
Audit fees (1)	$1,555	$1,863
Tax fees (2)	611	780
Other (3)	4	17
Total	$2,170	$2,660

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

Report of Independent Registered Public Accounting Firm

To the Partners and Unitholders of

JP Energy Partners LP:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, partners’ capital and cash flows present fairly, in all material respects, the financial position of JP Energy Partners LP and its subsidiaries (the “Partnership”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Partnership's internal control over financial reporting based on our audits (which were integrated audits in 2016 and 2015).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 13, 2017

PART IFINANCIAL INFORMATION

Item 1.Financial Statements

JP ENERGY PARTNERS LP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
	(in thousands, except unit data)
ASSETS
Current assets
Cash and cash equivalents	$2,727	$1,987
Accounts receivable, net	54,093	60,519
Receivables from related parties	599	8,624
Inventory	6,515	4,786
Prepaid expenses and other current assets	10,859	4,168
Current assets of discontinued operations held for sale	—	2,730
Total Current Assets	74,793	82,814

Non-current assets
Property, plant and equipment, net	278,150	291,454
Goodwill	201,236	216,692
Intangible assets, net	117,385	134,432
Deferred financing costs and other assets, net	2,866	3,223
Noncurrent assets of discontinued operations held for sale	—	6,644
Total Non-Current Assets	599,637	652,445
Total Assets	$674,430	$735,259

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable	$42,903	$45,933
Payables to related parties	177	—
Accrued liabilities	15,268	15,260
Capital leases and short-term debt	77	107
Customer deposits and advances	3,080	3,742
Current portion of long-term debt	950	454
Current liabilities of discontinued operations held for sale	—	640
Total Current Liabilities	62,455	66,136

Non-current liabilities
Long-term debt	177,000	162,740
Other long-term liabilities	889	1,463
Total Liabilities	240,344	230,339

Commitments and Contingencies

Partners’ capital
General Partner	15,468	5,568
Common units (22,119,170 units authorized; 18,532,419 and 18,465,320 units issued and outstanding as of December 31, 2016 and December 31, 2015, respectively)	226,551	266,691
Subordinated units (18,197,249 units authorized; 18,124,071 and 18,127,678 units issued and outstanding as of December 31, 2016 and December 31, 2015, respectively)	192,067	232,661
Total Partners’ Capital	434,086	504,920
Total Liabilities and Partners’ Capital	$674,430	$735,259

See accompanying notes to consolidated financial statements.

JP ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except unit and per unit data)
REVENUES
Crude oil sales	$300,220	$455,465	$470,336
Crude oil sales - related parties	—	884	—
Gathering, transportation and storage fees	20,539	25,991	30,762
Gathering, transportation and storage fees - related parties	3,319	2,165	—
NGL and refined product sales	143,528	170,009	192,804
NGL and refined product sales - related parties	244	—	7,419
Refined products terminals and storage fees	13,189	12,362	10,260
Refined products terminals and storage fees - related parties	—	—	1,533
Other revenues	12,921	13,709	13,040
Total revenues	493,960	680,585	726,154

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	350,187	527,476	605,682
Operating expense	64,137	69,377	65,584
General and administrative	42,581	45,383	46,362
Depreciation and amortization	47,151	46,852	40,230
Goodwill impairment	15,456	29,896	—
Loss on disposal of assets, net	2,569	909	1,137
Total costs and expenses	522,081	719,893	758,995

OPERATING LOSS	(28,121)	(39,308)	(32,841)

OTHER INCOME (EXPENSE)
Interest expense	(5,970)	(5,375)	(8,981)
Loss on extinguishment of debt	—	—	(1,634)
Other income, net	628	1,732	8

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(33,463)	(42,951)	(43,448)

Income tax expense	(521)	(754)	(300)

LOSS FROM CONTINUING OPERATIONS	(33,984)	(43,705)	(43,748)

DISCONTINUED OPERATIONS
Net loss from discontinued operations	(539)	(14,951)	(9,275)

NET LOSS	$(34,523)	$(58,656)	$(53,023)

Net loss attributable to the period from January 1, 2014 to October 1, 2014	—	—	34,407
Net loss attributable to limited partners	$(34,523)	$(58,656)	$(18,616)

Basic and diluted loss per unit
Net loss from continuing operations allocated to common units	$(16,955)	$(21,830)	$(9,460)
Net loss allocated to common units	$(17,227)	$(29,351)	$(9,293)
Weighted average number of common units outstanding - basic and diluted	18,514,476	18,373,594	18,212,632
Basic and diluted net loss from continuing operations per common unit	$(0.92)	$(1.19)	$(0.52)
Basic and diluted net loss per common unit	$(0.93)	$(1.60)	$(0.51)

Net loss from continuing operations allocated to subordinated units	$(17,029)	$(21,875)	$(9,490)
Net loss allocated to subordinated units	$(17,296)	$(29,305)	$(9,323)
Weighted average number of subordinated units outstanding - basic and diluted	18,125,093	18,151,700	18,209,948
Basic and diluted net loss from continuing operations per subordinated unit	$(0.94)	$(1.20)	$(0.52)
Basic and diluted net loss per subordinated unit	$(0.95)	$(1.61)	$(0.51)

Distributions declared per common and subordinated unit	$1.300	$1.279	$—

See accompanying notes to consolidated financial statements.

JP ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,523)	$(58,656)	$(53,023)
Adjustments to reconcile net loss to net cash provided by operating activities including discontinued operations:
Depreciation and amortization	47,362	49,133	43,922
Goodwill impairment	15,456	37,835	—
Asset impairment	—	4,970	1,984
Derivative valuation changes	(1,179)	(11,340)	12,645
Amortization of deferred financing costs	969	909	906
Unit-based compensation expenses	2,024	1,309	1,789
Loss on disposal of assets	2,455	1,028	8,415
Bad debt expense	408	1,212	820
Loss on extinguishment of debt	—	—	1,634
Non-cash inventory LCM adjustment	—	—	222
Other non-cash items	(469)	(1,256)	434
Changes in working capital, net of acquired assets and liabilities:
Accounts receivable	5,563	47,926	13,307
Receivables from related parties	8,025	1,924	(7,806)
Inventory	(2,104)	13,372	17,501
Prepaid expenses and other current assets	(5,808)	709	(545)
Accounts payable and other accrued liabilities	(235)	(45,168)	(13,078)
Payables to related parties	177	—	(1,464)
Customer deposits and advances	(185)	(1,308)	2,328
Changes in other assets and liabilities	(159)	442	166
Corporate overhead support from general partner	7,500	3,000	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,277	46,041	30,157

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24,718)	(71,011)	(56,878)
Acquisitions of businesses	—	(12,583)	—
Proceeds received from sale of assets	11,655	3,917	11,325
Change in restricted cash	—	600	(600)
NET CASH USED IN INVESTING ACTIVITIES	(13,063)	(79,077)	(46,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving line of credit	74,000	130,000	390,800
Payments on revolving line of credit	(59,000)	(51,000)	(485,357)
Payments on long-term debt and capital leases	(451)	(512)	(5,032)
Payment of related party note payable		—	(1,000)
Payments on contingent earnout liabilities	—	(488)	—
Change in cash overdraft	—	(91)	(295)
Debt issuance costs	(188)	(6)	(3,193)
Distributions to unitholders	(48,061)	(47,025)	(91,956)
Issuance of Series D preferred units	—	—	40,000
Redemption of Series D preferred units	—	—	(42,436)
Issuance of common units, net of issuance costs	—	—	262,638
Common control acquisition	—	—	(52,000)
Contributions from the Predecessor	—	—	4,321
Contributions from general partner	2,400	1,218	—
Tax withholding on unit-based vesting	(174)	(289)	(354)
Other	—	(109)	(49)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(31,474)	31,698	16,087

Net change in cash and cash equivalents	740	(1,338)	91
Cash and cash equivalents balance, beginning of period	1,987	3,325	3,234
Cash and cash equivalents balance, end of period	$2,727	$1,987	$3,325

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$5,381	$4,527	$7,179
Cash paid for taxes	530	450	108
Non-cash investing and financing transactions:
Accrued capital expenditures	$1,180	$3,796	$3,628
Debt funded portion of acquisition	—	12,475	52,000
Contributions from general partner	7,500	4,350	—
Acquisitions funded by issuance of units	—	3,442	267,100
Assets acquired under capital lease	139	—	177

See accompanying notes to consolidated financial statements

JP ENERGY PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands, except unit data)

	Units
	Series D	General			Class A	Class B	Class C
	Preferred	Partner	Common	Subordinated	Common	Common	Common	Total

Balance - January 1, 2014	—	45	—	—	8,004,368	1,206,844	3,254,781	12,466,038

Issuance of Class A Common Units	—	—	—	—	363,636	—	—	363,636
Issuance of Class B Common Units	—	—	—	—	—	90,000	—	90,000
Common control acquisition	—	—	—	—	12,561,934	—	—	12,561,934
Issuance of Preferred Units	1,928,909	—	—	—	—	—	—	1,928,909
Redemption of Preferred Units	(1,928,909)	—	—	—	—	—	—	(1,928,909)
Recapitalization	—	(45)	4,463,502	18,213,502	(20,929,938)	(1,296,844)	(3,254,781)	(2,804,604)
Issuance of Common Units, net of forfeitures	—	—	13,746,017	—	—	—	—	13,746,017
Forfeiture of Subordinated Units	—	—	—	(16,253)	—	—	—	(16,253)

Balance - December 31, 2014	—	—	18,209,519	18,197,249	—	—	—	36,406,768

Issuance of Common Units	—	—	266,951	—	—	—	—	266,951
Forfeiture of units under LTIP	—	—	(19,400)	(69,571)	—	—	—	(88,971)
Vesting of units under LTIP	—	—	8,250	—	—	—	—	8,250

Balance - December 31, 2015	—	—	18,465,320	18,127,678	—	—	—	36,592,998

Forfeiture of units under LTIP	—	—	(29,414)	(3,607)	—	—	—	(33,021)
Vesting of units under LTIP	—	—	96,513	—	—	—	—	96,513

Balance - December 31, 2016	—	—	18,532,419	18,124,071	—	—	—	36,656,490

	Series D	General			Class A	Class B	Class C	Predecessor
	Preferred	Partner	Common	Subordinated	Common	Common	Common	Capital	Total
	(in thousands)
Balance - January 1, 2014	$—	$404	$—	$—	$140,752	$11,366	$76,806	$304,065	$533,393

Contribution from Predecessor	—	—	—	—	—	—	—	4,321	4,321
Issuance of Class A Common Units	—	—	—	—	8,000	—	—	—	8,000
Issuance of Preferred Units	40,000	—	—	—	—	—	—	—	40,000
Redemption of Preferred Units	(40,656)	—	(350)	(1,430)	—	—	—	—	(42,436)
Unit-based compensation	—	—	123	503	—	1,163	—	—	1,789
Common control acquisition	—	(12,727)	—	—	267,067	—	—	(306,340)	(52,000)
Recapitalization	—	12,323	72,405	295,453	(313,481)	(6,268)	(60,432)	—	—
Issuance of units, net of issuance costs, forfeitures and tax withholdings	—	—	252,745	—	—	—	—	—	252,745
Issuance of Subordinated Units, net of issuance costs, forfeitures and tax withholdings	—	—	—	(153)	—	—	—	—	(153)
Distribution to unitholders	—	—	—	—	(75,662)	(4,528)	(11,766)	—	(91,956)
Net loss attributable to the period from January 1, 2014 to October 1, 2014	656	—	—	—	(26,676)	(1,733)	(4,608)	(2,046)	(34,407)
Net loss attributable to the period from October 2, 2014 to December 31, 2014	—	—	(9,293)	(9,323)	—	—	—	—	(18,616)

Balance - December 31, 2014	$—	$—	$315,630	$285,050	$—	$—	$—	$—	$600,680

Unit-based compensation	—	—	941	368	—	—	—	—	1,309
Issuance of units, net of issuance costs, forfeitures and tax withholdings	—	—	3,259	(215)	—	—	—	—	3,044
Distribution to unitholders	—	—	(23,788)	(23,237)	—	—	—	—	(47,025)
Contribution from general partner	—	5,568	—	—	—	—	—	—	5,568
Net loss	—	—	(29,351)	(29,305)	—	—	—	—	(58,656)

Balance - December 31, 2015	$—	$5,568	$266,691	$232,661	$—	$—	$—	$—	$504,920

Unit-based compensation	—	—	1,758	266	—	—	—	—	2,024
Unit forfeitures and tax withholdings	—	—	(164)	(10)	—	—	—	—	(174)
Distribution to unitholders	—	—	(24,507)	(23,554)	—	—	—	—	(48,061)
Contribution from general partner	—	9,900	—	—	—	—	—	—	9,900
Net loss	—	—	(17,227)	(17,296)	—	—	—	—	(34,523)

Balance - December 31, 2016	$—	$15,468	$226,551	$192,067	$—	$—	$—	$—	$434,086

See accompanying notes to consolidated financial statements.

JP ENERGY PARTNERS LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

Business.  The consolidated financial statements presented herein contain the results of JP Energy Partners LP, a Delaware limited partnership, and its subsidiaries. All expressions of the “Partnership”, “JPE”, “us”, “we”, “our”, and all similar expressions are references to JP Energy Partners LP and our consolidated, wholly-owned subsidiaries, unless otherwise expressly stated or the context requires otherwise. We were formed in May 2010 by members of management and were further capitalized in June 2011 by ArcLight Capital Partners, LLC (“ArcLight”) to own, operate, develop and acquire a diversified portfolio of midstream energy assets. Our operations currently consist of three business segments: (i) crude oil pipelines and storage, (ii) refined products terminals and storage and (iii) NGL distribution and sales, which together provide midstream infrastructure solutions for the growing supply of crude oil, refined products and NGLs, in the United States. JP Energy GP II LLC (“GP II”) was our general partner with Argo Merger GP Sub, LLC becoming our general partner on March 8, 2017. See “AMID Merger Agreement” below for more details.

AMID Merger Agreement. On October 23, 2016, we and our general partner entered into an Agreement and Plan of Merger (“LP Merger Agreement”) with American Midstream Partners, L.P. (“AMID”), American Midstream GP, LLC, the general partner of AMID (“AMID GP”), and an indirect and wholly owned subsidiary of AMID (“Merger Sub”). On March 8, 2017, we were merged with and into Merger Sub (“AMID Merger”), with the Partnership surviving the merger as a wholly owned subsidiary of AMID.

At the effective time of the AMID Merger, (i) each of our common and subordinated units issued and outstanding, other than our common and subordinated units held by Lonestar, JP Energy Development LP, a Delaware limited partnership, or their respective affiliates (together, the “Affiliated Holders”) was converted into 0.5775 of a common unit representing limited partner interests in AMID (“AMID Common Unit”) and (ii) each of our common and subordinated units issued and outstanding held by the Affiliated Holders was converted into 0.5225 of an AMID Common Unit.

In connection with the LP Merger Agreement, on October 23, 2016, AMID GP entered into an Agreement and Plan of Merger (the “GP Merger Agreement” and, together with the LP Merger Agreement, the “Merger Agreements”) with our general partner and a wholly owned subsidiary of AMID GP (“GP Merger Sub”). On March 8, 2017, GP Merger Sub merged with and into GP II (the “GP Merger” together with the LP Merger, the “Mergers”), with GP II surviving the merger as a wholly owned subsidiary of AMID GP. As a result of the GP Merger, Argo Merger GP Sub, LLC was admitted as the sole general partner of JPE and GP II simultaneously ceased to be the general partner of JPE.

In connection with the Merger Agreements, Lonestar, the Partnership and our general partner entered into an Expense Reimbursement Agreement providing that Lonestar will reimburse, or will pay directly on behalf of, the Partnership or our general partner the third party reasonable costs and expenses incurred by the Partnership or our general partner in connection with the Mergers, including all reasonable out-of-pocket legal and financial advisory fees, costs and expenses paid or payable to third parties and incurred in connection with the negotiation, execution and performance of the LP Merger Agreement and consummation of the Mergers.

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

As a result of the common control acquisition between JPE and JP Development discussed below and the sale of its GSPP pipeline assets (see Note 3), JP Development does not currently hold any material assets.

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

JP Development has a centralized cash management that covers all of its subsidiaries.  The net amounts due from/to JP Development by the Dropdown Assets relate to a variety of intercompany transactions including the collection of trade receivables, payment of accounts payable and accrued liabilities, charges of allocated corporate expenses and payments by JP Development on behalf of the Dropdown Assets. Such amounts have been treated as deemed contributions from/deemed distributions to JP Development for the year ended December 31, 2014.  The total net effect of the deemed contributions is reflected as contribution from the predecessor in the statements of cash flows as a financing activity.  The net balances due to us from the Dropdown Assets were settled in cash based on the outstanding balances at the effective date of Common Control Acquisition.

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

Accounts Receivable.  Accounts receivable are reported net of the allowance for doubtful accounts. The allowance for doubtful accounts is based on specific identification and expectation of collecting considering historical collection results. Account balances considered to be uncollectible are recorded to the allowance for doubtful accounts and charged to bad debt expense, which is included in general and administrative expenses in the consolidated statements of operations. The allowance for doubtful accounts was $1,241,000 and $1,217,000 as of December 31, 2016 and 2015, respectively. Bad debt expense for the years ended December 31, 2016, 2015 and 2014 was $408,000, $1,212,000 and $820,000, respectively.

Inventory.  Inventory is mainly comprised of crude oil, NGLs, refined products for resale, as well as propane cylinders expected to be sold to customers. Inventory is stated at the lower of cost or market. Cost of crude oil, NGLs and refined products inventory is determined using the first-in, first-out (FIFO) method. Cost of propane cylinders is determined using the weighted average method.

Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets primarily relate to prepaid insurance premiums, which totaled $5,394,000 and $1,239,000, and insurance receivables due from overpaid premiums and insurance claims, which totaled $2,156,000 and $115,000 as of December 31, 2016 and 2015, respectively.

Derivative Instruments and Hedging Activities.  We recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. We did not have any derivatives designated in hedging relationships during the years ended December 31, 2016, 2015 and 2014. Therefore, the change in the fair value of the derivative asset or liability is reflected in net loss in the consolidated statements of operations (mark-to-market accounting). Cash flows from derivatives settled are reported as cash flow from operating activities, in the same category as the cash flows from the items being economically hedged.

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

Depreciation of property, plant and equipment is recorded on a straight-line basis over the following estimated useful lives:

Buildings	20	-	30	years
Leasehold improvements		Various*
Transportation equipment	5	-	15	years
Propane tanks and cylinders	3	-	25	years
Bulk storage tanks			20	years
Pipelines			20	years
Right-of-way		Various*
Office furniture and fixtures	5	-	10	years
Other equipment	3	-	31	years

*Leasehold improvements are depreciated over the shorter of the life of the leasehold improvement or the lease term. Right-of-way assets are depreciated over the shorter of the life of the related pipeline or the right-of-way term.

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

During the fourth quarter of 2016, we recognized impairment charges of $12.8 million in our Pinnacle Propane Express reporting unit within our NGL distribution and sales segment due primarily to declines in future estimated margins as a result of increased competition and recent increases in propane prices and $2.7 million in our JP Liquids reporting unit within our NGL distribution and sales segment due primarily to declines in future estimated volumes.

During the fourth quarter of 2015, we recognized impairment charges of $23,574,000 and $6,322,000 related to the goodwill in our crude oil supply and logistics reporting unit within our crude oil pipelines and storage segment and JP Liquids reporting unit within our NGL distribution and sales segment, respectively, primarily due to the substantial decline in commodity prices in 2015 and the resulting decline in margin as well as volume in those reporting units.  We also recorded an additional goodwill impairment charge of $7,939,000 triggered by the disposition of our Mid-Continent Business. The $7,939,000 of goodwill was allocated to the Mid-Continent Business based on the relative fair value of the Mid-Continent Business and the portion of the reporting unit that was retained by us. No provision for impairment of goodwill was recorded during 2014.

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

Deferred Financing Costs.  Debt issuance costs related to our revolving credit agreement (see Note 11) are deferred and are recorded net of accumulated amortization in the consolidated balance sheets as deferred financing costs, and totaled $2,029,000 and $2,809,000 at December 31, 2016 and 2015, respectively. These costs are amortized over the terms of the related debt using the effective interest rate method for the notes payable and the straight-line method for the revolving credit facilities. As a result of the financing transactions discussed in Note 11, we wrote off $1,634,000 of deferred financing costs associated with the extinguishment of debt during the year ended December 31, 2014 which is recorded in loss on extinguishment of debt in the consolidated statements of operations. Amortization of deferred financing costs is recorded in interest expense and totaled $969,000, $909,000 and $906,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Refined Products Terminals and Storage.  We generate fee-based revenues for terminal and storage services with longstanding customers under contracts that, consistent with industry practice, typically contain evergreen provisions after an initial term of one to two years. Such fee-based revenues are recognized when services are proved upon delivery of the products to customers. Revenues are also generated by selling excess refined products that result from blending, additization and inventory control processes.

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

		Year Ended December 31,
Customer	Reportable Segment	2016	2015	2014
		(in thousands)
Customer A	Crude oil pipelines and storage, NGLs distribution and sales	123,530	252,969	164,115
Customer B	Crude oil pipelines and storage, NGLs distribution and sales	76,367	*	*
Customer C	Crude oil pipelines and storage	55,540	*	*
Customer D	Crude oil pipelines and storage, Refined products terminals and storage	*	*	90,923

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

Comprehensive Loss.  For the years ended December 31, 2016, 2015 and 2014, comprehensive loss was equal to net loss.

Recent Accounting Pronouncements.  In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendment address the definition of what qualifies as a business to provide guidance to companies when determining whether the transaction should be treated as acquisitions of assets or businesses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses specific cash flow issues with the objective of reducing the diversity that exists in practice in how certain transactions are classified in the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption of this ASU is permitted. We adopted ASU 2016-15 in the third quarter of 2016 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The adoption of ASU 2016-09 is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 changes the measurement principle for inventory measured using any method other than LIFO or the retail inventory method from the lower of cost or market to lower of cost and net realizable value.  Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016.  Early adoption of this ASU is permitted.  The adoption of ASU 2015-11 is not expected to have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU No. 2015-14, Update Revenue from Contracts with Customers (Topic 606), which defers the effective date of ASU 2014-09 for public and non-public entities reporting under U.S. GAAP for one year. The FASB also decided to permit entities to early adopt the standard but adoption is not permitted earlier than the original effective date for public entities. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Gross versus Net), which is intended to provide clarity to principal versus agent considerations when it comes to revenue recognition related to ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, which provides clarity to a few items for identifying performance obligations and licensing where the board had received feedback on the issuance of ASU 2014-09. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which provides clarity and narrows the scope on numerous issues that have arisen from feedback the board received on the issuance of ASU 2014-09. ASU 2016-08, ASU 2016-10, and ASU 2016-20 are not effective until ASU 2014-09 becomes effective. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

3. Discontinued Operations

Mid-Continent. On February 1, 2016, we sold certain trucking and marketing assets in the Mid-Continent area (the “Mid-Continent Business”) to JP Development, simultaneous with JP Development’s sale of its GSPP pipeline assets to a third party buyer. The sales price related to the Mid-Continent Business was $9,685,000, in cash, which included certain adjustments related to inventory and other working capital items. We recognized a loss on disposal of approximately $12,909,000 during the year ended December 31, 2015, which primarily relates to the goodwill and long-lived asset impairment charge associated with the Mid-Continent Business. As of December 31, 2015, the Mid-Continent Business met all the criteria to be classified as asset held for sale in accordance with ASC 360, therefore, we classified all the related assets and liabilities as held for sale in the consolidated balance sheets. In addition, we allocated $7,939,000 of goodwill to the Mid-Continent Business, which was based on the relative fair value of the disposed Mid-Continent Business and the portion of the crude oil supply and logistics reporting unit that was retained by us. The $7,939,000 was subsequently impaired and contributed to the overall net loss from discontinued operations. The operating results of the Mid-Continent Business have been classified as discontinued operations for all periods presented in the consolidated statements of operations. We combined the cash flows from the Mid-Continent Business with the cash flows from continuing operations for all periods presented in the consolidated statements of cash flows. The Mid-Continent Business will not generate any continuing cash flows subsequent to the date of disposition. Prior to the classification as discontinued operations, we reported the Mid-Continent Business in our crude oil pipelines and storage segment. The following table summarizes selected financial information related to the Mid-Continent Business’ operations in the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Operations

The discontinued operations of the Mid-Continent Business are summarized below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
REVENUES
Crude oil sales	$11,493	$429,716	$967,359
Gathering, transportation and storage fees	—	16	31
Other revenues	2	52	90
Total revenues	11,495	429,784	967,480

COSTS AND EXPENSES
Cost of sales, excluding depreciation and amortization	11,687	426,886	961,428
Operating expense	172	1,402	1,930
General and administrative	31	867	936
Impairment of goodwill and assets held for sale	—	12,909	—
Depreciation and amortization	211	2,281	2,258
(Gain) loss on disposal of assets, net	(114)	119	229
Total costs and expenses	11,987	444,464	966,781

OPERATING (LOSS) INCOME	(492)	(14,680)	699

OTHER INCOME (EXPENSE)
Interest expense	(47)	(296)	(412)
Other income, net	—	25	46

(LOSS) INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(539)	(14,951)	333

Income tax expense	—	—	—

NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(539)	$(14,951)	$333

Consolidated Balance Sheets

The current and non-current assets and liabilities of the Mid-Continent Business are as follows:

December 31,
2015
(in thousands)
ASSETS
Current assets
Inventory	$2,692
Prepaid expenses and other current assets	38
Total Current assets of discontinued operations held for sale	2,730

Non-current assets
Property, plant and equipment, net	5,203
Intangible assets, net	1,138
Deferred financing costs and other assets, net	303
Total Non-current assets of discontinued operations held for sale	6,644
Total Assets of discontinued operations held for sale	$9,374

LIABILITIES
Current liabilities
Accrued liabilities	$640
Total Current liabilities of discontinued operations held for sale	$640

The following table summarizes other selected financial information related to the Mid-Continent Business.

Year Ended December 31,

	2016	2015	2014
	(in thousands)
Depreciation	$115	$1,127	$1,104
Amortization	96	1,154	1,154
Capital expenditures	—	637	316

Other operating noncash items related to discontinued operations:
Impairment on goodwill and assets held for sale	$—	$12,909	$—
Derivative valuation changes	—	630	—
(Gain) loss on disposal of assets	(114)	119	229
Non-cash inventory LCM adjustments	—	—	222

Investing noncash items related to discontinued operations:
Accrued capital expenditures	$—	$—	$218

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

The Bakken Business operations have been classified as discontinued operations for the year ended December 31, 2014 in the consolidated statements of operations. We combined the cash flows from the Bakken Business with the cash flows from continuing operations for all periods presented in the consolidated statements of cash flows. The Bakken Business will not generate any continuing cash flows subsequent to the date of disposition. Prior to the classification as discontinued operations, we reported the Bakken Business in our crude oil pipelines and storage segment. The following table summarizes selected financial information related to the Bakken Business’s operations in the year ended December 31, 2014.

Year Ended December 31, 2014
(in thousands)
Revenues from discontinued operations	$7,865
Net loss of discontinued operations, including loss on disposal of $7,288 in 2014	(9,608)

4. Net Loss Per Unit

Net loss per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income for the period subsequent to the IPO by the weighted-average number of common units and subordinated units outstanding for the period. Loss per limited partner unit is calculated in accordance with the two-class method for determining loss per unit for master limited partnerships (“MLPs”) when incentive distribution rights (“IDRs”) and other participating securities are present. The two-class method requires that loss per limited partner unit be calculated as if all earnings for the period were distributed as cash, and allocated by applying the provisions of the partnership agreement, and requires a separate calculation for each quarter and year-to-date period. Under the two-class method, any excess of distributions declared over net income is allocated to the partners based on their respective sharing of income specified in the partnership agreement. For the years ended December 31, 2016, 2015 and 2014, dilutive loss per unit was equal to basic loss per unit because all instruments were antidilutive.

On January 24, 2017, the Board of Directors of our general partner declared a cash distribution for the fourth quarter of 2016 of $0.325 per common unit and subordinated unit.  The distribution was paid on February 14, 2017 to unitholders of record as of February 7, 2017.

	Year ended December 31, 2016
	Common Units	Subordinated Units	Total
	(in thousands except for unit and per unit data)
Net loss from continuing operations attributable to the limited partners:
Distribution declared	$24,508	$23,562	$48,070
Distributions in excess of net income	(41,463)	(40,591)	(82,054)
Net loss from continuing operations attributable to the limited partners	$(16,955)	$(17,029)	$(33,984)

Net loss from discontinued operations attributable to the limited partners	(272)	(267)	(539)
Net loss attributable to the limited partners	$(17,227)	$(17,296)	$(34,523)

Weighted average units outstanding:
Basic	18,514,476	18,125,093	36,639,569

Net loss per unit:
Basic and diluted from continuing operations	$(0.92)	$(0.94)
Basic and diluted from discontinued operations	$(0.01)	$(0.01)
Basic and diluted total	$(0.93)	$(0.95)

	Year ended December 31, 2015
	Common Units	Subordinated Units	Total
	(in thousands except for unit and per unit data)
Net loss from continuing operations attributable to the limited partners:
Distribution declared	$24,172	$23,571	$47,743
Distributions in excess of net income	(46,002)	(45,446)	(91,448)
Net loss from continuing operations attributable to the limited partners	$(21,830)	$(21,875)	$(43,705)

Net loss from discontinued operations attributable to the limited partners	(7,521)	(7,430)	(14,951)
Net loss attributable to the limited partners	$(29,351)	$(29,305)	$(58,656)

Weighted average units outstanding:
Basic	18,373,594	18,151,700	36,525,294

Net loss per unit:
Basic and diluted from continuing operations	$(1.19)	$(1.20)
Basic and diluted from discontinued operations	$(0.41)	$(0.41)
Basic and diluted total	$(1.60)	$(1.61)

	Year ended December 31, 2014
	Common Units	Subordinated Units	Total
	(in thousands except for unit and per unit data)
Net loss from continuing operations attributable to the limited partners:
Distribution declared	$5,523	$5,491	$11,014
Distributions in excess of net income	(14,983)	(14,981)	(29,964)
Net loss from continuing operations attributable to the limited partners	$(9,460)	$(9,490)	$(18,950)

Net income from discontinued operations attributable to the limited partners	167	167	334
Net loss attributable to the limited partners	$(9,293)	$(9,323)	$(18,616)

Weighted average units outstanding:
Basic	18,212,632	18,209,948	36,422,580

Net income (loss) per unit:
Basic and diluted from continuing operations	$(0.52)	$(0.52)
Basic and diluted from discontinued operations	$0.01	$0.01
Basic and diluted total	$(0.51)	$(0.51)

The following data shows securities that could potentially dilute earnings per unit in the future that were not included in the computation of diluted earnings per unit because to do so would have been antidilutive for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Phantom units	530,133	406,218

5. Acquisitions and Dispositions

2015 Acquisitions

Acquisition of Southern Propane Inc. On May 8, 2015, we acquired substantially all of the assets of Southern Propane Inc. (“Southern”), a Houston-based industrial and commercial propane distribution and logistics company. The acquisition expanded the asset base and market share of our NGL distribution and sales segment, specifically the acceleration of our entry into the Houston, Texas market, as well as expansion of our industrial, non-seasonal customers. The total purchase price of $16,292,000 consisted of a $12,475,000 cash payment that was paid on the acquisition date, and which was funded through the use of borrowings from our revolving credit facility, a $108,000 cash payment to the seller as the final working capital adjustment, the issuance of 266,951 common units valued at $3,442,000 and a contingent earn-out liability with a value of $267,000 that is subject to the achievement of certain gross profit targets at Southern.  The earn-out period covers the period from June 2015 through December 2016, and the maximum earn-out that could be earned was $1,250,000. The common units issued with this acquisition were issued in a private offering conducted in accordance with the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, as such units were issued to the owners of a business acquired in a privately negotiated transaction not involving any public offering or solicitation.

The fair value of the contingent earn-out liability was estimated by applying an expected present value technique based on the probability-weighted average of possible outcomes that would occur should certain financial metrics be reached. That measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs. The contingent earn-out was established at the time of the acquisition and is revalued at each reporting period. Based on the actual post-acquisition performance results and revised projections, we estimated the fair value of the Southern contingent earn-out liability to be $243,000 as of December 31, 2015, which is recorded in Other long-term liabilities in the consolidated balance sheets. As of December 31, 2016, the Southern contingent earn-out liability was written off and we recognized a $243,000 gain for the year ended December 31, 2016.  For the year ended December 31, 2015, we recorded $24,000 in income related to the changes in the fair value of the contingent earn-out liability.  Changes in fair value of the Southern contingent earn-out is included in Other income, net, in our consolidated statements of operations.

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

Revenues attributable to Southern included in the consolidated statements of operations totaled $5,766,000 for the year ended December 31, 2016 and $3,849,000 for the period from May 8, 2015 to December 31, 2015. We do not account for the operations of Southern on a stand-alone basis, therefore, it is impracticable to report the amounts of net income of Southern included in the consolidated statements of operations related to the post-acquisition periods.

Disposition of crude oil supply and logistics assets. On September 30, 2015, we entered into an asset purchase agreement pursuant to which we sold certain crude oil supply and logistics assets for a sales price of $1,914,000. We closed the transaction on November 2, 2015 and recognized a gain on disposal of $1,046,000 for the year ended December 31, 2015.

6. Inventory

Inventory consists of the following as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
	(in thousands)
Crude oil	$1,270	$338
NGLs	3,194	2,364
Refined products	264	430
Materials, supplies and equipment	1,787	1,654
Total inventory	$6,515	$4,786

7. Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Land	$6,699	$6,874
Buildings and improvements	12,846	12,561
Transportation equipment	44,060	46,582
Storage and propane tanks	151,793	151,988
Pipelines and linefill	84,207	73,404
Right-of-way	5,563	3,891
Office furniture and fixtures	12,751	9,701
Other equipment	52,439	48,171
Construction-in-progress	8,564	12,763
Total property, plant and equipment	378,922	365,935
Less: accumulated depreciation	(100,772)	(74,481)
Property, plant and equipment, net	$278,150	$291,454

 Depreciation expense totaled $30,108,000, $29,391,000 and $23,514,000 for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations. Depreciation expense amounts have been adjusted by $115,000, $1,127,000 and $1,685,000 for the years ended December 31, 2016, 2015 and 2014, respectively, to present the Mid-Continent and Bakken Business’s operations as discontinued operations.

8. Goodwill and Intangible Assets

Intangible assets consist of the following for the years ended December 31, 2016 and 2015:

	December 31, 2016
	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	amount
	(in thousands)

Customer relationships	$80,103	$(25,775)	$54,328
Noncompete agreements	3,423	(3,086)	337
Trade names	553	(191)	362
Customer contract	95,594	(33,414)	62,180
Other	198	(20)	178
Total	$179,871	$(62,486)	$117,385

	December 31, 2015
	Gross		Net
	carrying	Accumulated	carrying
	amount	amortization	amount
	(in thousands)
Customer relationships	$82,630	$(20,761)	$61,869
Noncompete agreements	3,575	(2,664)	911
Trade names	553	(139)	414
Customer contract	95,594	(24,538)	71,056
Other	198	(16)	182
Total	$182,550	$(48,118)	$134,432

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

Amortization expense totaled $17,043,000,  $17,461,000 and $16,716,000 for December 31, 2016, 2015 and 2014, respectively, which is included in depreciation and amortization expense in the consolidated statements of operations.  Amortization expense amounts have been adjusted by $96,000, $1,154,000 and $2,007,000 for the years ended December 31, 2016, 2015 and 2014, respectively, to present the Mid-Continent and Bakken Business’s operations as discontinued operations.

We amortize intangible assets over their estimated benefit period on a straight-line basis.

The estimated future amortization expense for amortizable intangible assets to be recognized as of December 31, 2016 is as follows (in thousands):

2017	$15,249
2018	15,105
2019	13,499
2020	10,790
2021	9,647
Thereafter	53,095
Total	$117,385

All of the shell capacity of our storage tanks in our crude oil storage facility in Cushing, Oklahoma is dedicated to one customer pursuant to a long-term contract with an initial expiration of August 3, 2017 and an optional two year renewal term. We did not receive notice of intent to renew the lease from that customer by the required date of February 3, 2017. While we continue to be in discussions with this customer and other parties about renting the storage, we currently expect to accelerate the remaining amortization of the related customer relationship intangible of $9,960,000 beginning in the first quarter of 2017 through August 2017.

Goodwill activity in 2016 and 2015 consists of the following:

		Refined
	Crude oil	products	NGL
	pipelines and	terminals and	distribution
	storage	storage	and sales	Total
	(in thousands)
Balance at January 1, 2015	$148,284	$61,163	$31,335	$240,782
Goodwill acquired during the year	—	—	5,806	5,806
Goodwill impairment	(23,574)	—	(6,322)	(29,896)
Balance at December 31, 2015	124,710	61,163	30,819	216,692
Goodwill impairment	—	—	(15,456)	(15,456)
Balance at December 31, 2016	$124,710	$61,163	$15,363	$201,236

 We recorded a goodwill impairment charge of $15,456,000 during the year ended December 31, 2016 related to our Pinnacle Propane Express and JP Liquids reporting units. We recorded a goodwill impairment charge of $29,896,000 during the year ended December 31, 2015 related to our Crude Oil Supply and Logistics and JP Liquids reporting units. Additionally, in connection with the sale of the Mid-Continent Business, we recorded a goodwill impairment charge of $7,939,000 during the year ended December 31, 2015 which is classified in net loss from discontinuing operations in the consolidated statements of operations.

9. Accrued Liabilities

Accrued liabilities are comprised of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Taxes payable	$1,066	$1,204
Accrued payroll and employee benefits	6,578	4,756
Royalties payable	3,926	4,163
Recoverable gas costs	1,126	1,337
Other	2,572	3,800
Total accrued liabilities	$15,268	$15,260

10. Capital Leases and Other Short-Term Debt

Capital Leases. We have certain leases for buildings, transportation equipment and office equipment, which are accounted for as capital leases. The leases mature between 2017 and 2021. Assets under capital lease are recorded within property, plant and equipment, net in the consolidated balance sheets. The following is a summary of assets held under such agreements.

	December 31,
	2016	2015
	(in thousands)
Buildings and improvements	$277	$16
Transportation equipment	85	167
Office furniture and equipment	133	133
Other equipment	38	35
	533	351
Less: Accumulated depreciation	(307)	(197)
Assets under capital lease, net	$226	$154

Scheduled repayments of capital lease obligations are as follows (in thousands):

Years ending December 31,
2017	$105
2018	70
2019	61
2020	52
2021	33
Thereafter	—
321
Less: amounts representing interest	(96)
Total obligations under capital leases	225
Less: current portion	(77)
Long-term capital lease obligation	$148

The long term capital lease obligation is included within other long-term liabilities in the consolidated balance sheets.

11. Long-Term Debt

Long-term debt consists of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(in thousands)
Bank of America revolving loan	$177,000	$162,000
HBH note payable	950	1,077
Non-compete notes payable	—	117
Total long-term debt	$177,950	$163,194
Less: Current maturities	(950)	(454)
Total long-term debt, net of current maturities	$177,000	$162,740

Bank of America Credit Agreement. On February 12, 2014, we entered into a credit agreement with Bank of America, N.A. (the “BOA Credit Agreement”), which was available for refinancing and repayment of certain existing indebtedness, working capital, capital expenditures, permitted acquisitions and general partnership purposes, including distributions, not in contravention of law of the loan documents and to pay off our existing WFB commitments and F&M Loans (as described below). The BOA Credit Agreement consisted of a $275,000,000 revolving loan, which included a sub-limit of up to $100,000,000 for letters of credit. The BOA Credit Agreement was scheduled to mature on February 12, 2019. On March 8, 2017, in connection with the closing of the AMID Merger, the BOA Credit Agreement was paid off in full and terminated.

Borrowings under the BOA Credit Agreement bore interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate of Bank of America, and (3) LIBOR, subject to certain adjustments, plus 1.00% or (b) LIBOR, in each case plus an applicable rate. The applicable rate was (a) 1.25% for prime rate borrowings and 2.25% for LIBOR borrowings. The commitment fee was subject to an adjustment each quarter based on the Consolidated Net Total Leverage Ratio, as defined in the BOA Credit Agreement.

As of December 31, 2016, the unused balance of the BOA Credit Agreement was $78,150,000. Issued and outstanding letters of credit, which reduced available borrowings under the BOA Credit Agreement, totaled $19,850,000 at December 31, 2016. We are required to pay a commitment fee on the unused commitments under the BOA Credit Agreement, which initially was 0.50% per annum. The commitment fee was subject to an adjustment each quarter based on the Consolidated Net Total Leverage Ratio, as defined in the BOA Credit Agreement.

The BOA Credit Agreement contained various restrictive covenants and compliance requirements including:

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

We were in compliance with all covenants as of December 31, 2016.

HBH Note Payable.  We issued a $2,012,500 non-interest bearing promissory note in conjunction with the acquisition of HBH on November 15, 2011. The carrying value of this note is $950,000 and $1,077,000 as of December 31, 2016 and December 31, 2015, respectively, which is based on an interest rate of 5.0%. This balance is payable every January and July through December 31, 2016 based on the number of meter connections above a threshold. The minimum amount due is $2,012,500. The final remaining balance on this loan was paid in full in January 2017. Accretion expense, included as a component of interest expense, totaled $54,000, $55,000 and $66,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The fair value measure is based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs.

Non-Compete Notes Payable.  As part of the acquisition of Heritage Propane Express, LLC (“HPX”) in June 2012, we acquired several promissory notes, which were issued prior to acquisition by HPX as consideration for several non-compete agreements unrelated to the acquisition transaction. Each of the agreements had a five year term and is non-interest bearing. The fair value of the agreements was $117,000 at December 31, 2015, which was based on an effective imputed interest rate of 3.5%.  On September 19, 2016, we repaid the non-compete agreements in full.

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

As of December 31, 2016, our scheduled principal repayments of long-term debt for each of the next five years ending December 31 and thereafter are as follows (in thousands):

2017	$950
2018	—
2019	177,000	(1)
2020	—
2021	—
Thereafter	—
Total	$177,950

(1)	On March 8, 2017, in connection with the closing of the AMID Merger, the BOA Credit Agreement was paid off in full and the credit agreement was terminated.

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

In the first quarter of 2015, we entered into several long-term fixed price forward sale contracts related to certain barrels of crude oil we had on hand as of December 31, 2014, effectively locking these barrels at higher future sales prices in future periods.  These forward sale contracts were intended to mitigate the effect of the decline in crude oil prices, but did not qualify for NPNS accounting under GAAP, because of our normal business practice to buy and sell crude oil inventory either within the same month or in the following month. As a result, these longer than normal term forward sale contracts were given mark-to-market accounting treatment. As these forward sale contracts related to the marketing assets in our Mid-Continent Business (see Note 3), the fair values of the forward contracts have been classified as held for sale in the consolidated balance sheets as of December 31, 2015.  As of December 31, 2015, the fair value of the Mid-Continent forward contracts was $630,000 and was included in current liabilities of discontinued operations held for sale in the consolidated balance sheets.

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

The following table summarizes the net notional volume buy (sell) of our outstanding commodity-related derivatives, excluding those derivatives that qualified for the NPNS exception as of December 31, 2016 and 2015, none of which were designated as hedges for accounting purposes.

	December 31, 2016		December 31, 2015
	Notional Volume	Maturity	Notional Volume	Maturity
Commodity Swaps :
Propane Fixed Price (Gallons)	4,364,880	Jan 2017 - Nov 2018	8,614,631	Jan 2016 - July 2017
Crude Oil Fixed Price (Barrels)	—	—	(93,000)	Jan 2016
Crude Oil Basis (Barrels)	180,000	Jan 2017 - Mar 2017	—	—

Interest Rate Risk. We are exposed to variable interest rate risk as a result of variable-rate borrowings under our revolving credit facilities. We entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of our debt with a variable-rate component. These swaps changed the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we received variable interest rate payments and made fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that was swapped.  As of December 31, 2016, our outstanding interest rate swap contracts contained a notional amount of $100,000,000 with maturity dates ranging from January 2017 to January 2019. There were no outstanding interest rate swap agreements as of December 31, 2015.

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

Fair Value of Derivative Instruments. We measure derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize indirectly observable (“level 2”) inputs, including contractual terms, commodity prices, interest rates and yield curves observable at commonly quoted intervals. None of our derivative contracts are designated as hedging instruments. The following table summarizes the fair values of our derivative contracts included in the consolidated balance sheets as of December 31, 2016 and 2015.

		Asset Derivatives		Liability Derivatives
		December 31,	December 31,	December 31,	December 31,
	Balance Sheet Location	2016	2015	2016	2015

		(in thousands)
Commodity swaps	Prepaid expenses and other current assets	$607	$92	$—	$—
Commodity swaps	Accrued liabilities	—	—	(1)	(450)
Commodity swaps	Deferred financing costs and other assets, net	37	—	—	—
Commodity swaps	Other long-term liabilities	—	—	(1)	(24)
Interest rate swaps	Accrued liabilities	—	—	(71)	—
Interest rate swaps	Deferred financing costs and other assets, net	226	—	—	—

The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset in the consolidated balance sheets as of December 31, 2016 and 2015 that are subject to enforceable master netting arrangements.

	As of December 31, 2016
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented in the Balance Sheet	Financial Collateral	Net Amount
	(in thousands)
Derivative Assets:
Derivative contracts - current	$607	$(72)	$535	$—	$535
Derivative contracts - noncurrent	263	(1)	262	—	262
Derivative Liabilities:
Derivative contracts - current	$72	$(72)	$—	$—	$—
Derivative contracts - noncurrent	1	(1)	—	—	—

	As of December 31, 2015
	Gross Amount Recognized	Gross Amounts Offset	Net Amounts Presented in the Balance Sheet	Financial Collateral	Net Amount
	(in thousands)
Derivative Assets:
Derivative contracts - current	$92	$(92)	$—	$—	$—
Derivative contracts - noncurrent	—	—	—	—	—
Derivative Liabilities:
Derivative contracts - current	$450	$(92)	$358	$—	$358
Derivative contracts - noncurrent	24	—	24	—	24

The following tables summarize the amounts recognized with respect to our derivative instruments within the consolidated statements of operations.

	Location of Gain (Loss) Recognized in	Amount of Gain/(Loss) Recognized in Income on Derivatives
	Income on Derivatives	December 31, 2016	December 31, 2015	December 31, 2014
		(in thousands)
Commodity derivatives (swaps)	Cost of sales	$385	$(3,056)	$(13,762)
Interest rate swaps	Interest expense	10	(27)	(227)

We recognized total gains of $361,000 and losses of $1,962,000 for the years ended December 31, 2016 and 2015, respectively, with respect to derivative instruments related to the Mid-Continent business which was included in discontinued operations in the consolidated statements of operations.

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

Prior to the closing of the IPO, the Existing Common Units were split into approximately 0.89 common units, resulting in an aggregate of 22,677,004 outstanding Existing Common Units. An aggregate of 18,213,502 of the Existing Common Units held by existing partners were automatically converted into 18,213,502 subordinated units. Subsequent to the closing of our IPO, the remaining 4,463,502 Existing Common Units were automatically converted into common units on a one-to-one basis and we issued 13,750,000 common units to the public.

On May 8, 2015, in connection with the Southern acquisition, we issued 266,951 common units valued at $3,442,000.

On March 8, 2017, we were merged with and into Merger Sub and each of our common units issued and outstanding were converted into AMID Common Units. See Note 1 for details of the AMID Merger.

Subordinated Units. In connection with the IPO, we executed the Third Amended and Restated Agreement of Limited Partnership (“Amended Partnership Agreement”) on October 7, 2014. Our Amended Partnership Agreement provides that, during the subordination period, the common units will have the right to receive distributions each quarter in an amount equal to $0.3250 per common unit, which amount is defined in our Amended Partnership Agreement as the minimum quarterly distribution (“MQD”), plus any arrearages in the payment of the MQD on the common units from prior quarters, before any distributions of available cash may be made on the subordinated units. These units are deemed "subordinated" because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the MQD plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the common units. The subordination period will end, and the subordinated units will convert to common units, on a one-for-one basis, when certain distribution milestones described in the Amended Partnership Agreement have been met.

On March 8, 2017, we were merged with and into Merger Sub and each of our subordinated units issued and outstanding were converted into AMID Common Units. See Note 1 for details of the AMID Merger.

General Partner Interest. As of December 31, 2014, the General Partner had 45 general partner units. On October 7, 2014, subsequent to the closing of the IPO, the 45 general partner units were recharacterized as a non-economic general partners interest in us.

The non-economic general partner interest in us does not entitle it to receive cash distributions.

Distributions. Prior to our IPO, our Partnership Agreement required that, within 60 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by the General Partner. In connection with the IPO, we entered into the Amended Partnership Agreement, which requires that, within 45 days after the end of each quarter, beginning with the quarter ending December 31, 2014, we distribute all of our available cash to unitholders of record on the applicable record date, subject to certain terms and conditions. During the year ended December 31, 2014, we did not make any cash distributions.  During the years ended December 31, 2016 and 2015, we made the following cash distributions per unit:

Quarter Ended	Record Date	Payment Date	Cash Distributions (per unit)
December 31, 2014	February 6, 2015	February 13, 2015	$0.3038	(1)
March 31, 2015	May 7, 2015	May 14, 2015	$0.3250
June 30, 2015	August 7, 2015	August 14, 2015	$0.3250
September 30, 2015	November 6, 2015	November 13, 2015	$0.3250
December 31, 2015	February 5, 2016	February 12, 2016	$0.3250
March 31, 2016	May 6, 2016	May 13, 2016	$0.3250
June 30, 2016	August 5, 2016	August 12, 2016	$0.3250
September 30, 2016	November 4, 2016	November 11, 2016	$0.3250

(1)	Represents a prorated amount of our minimum quarterly distribution of $0.325 per common unit, based on the number of days between the closing of the IPO on October 7, 2014 and December 31, 2014.

We paid a cash distribution of $0.325 per common unit and subordinated unit on February 14, 2017.

The Fourth Amended and Restated Agreement of Limited Partnership provides that the General Partner may, in its sole discretion, make cash distributions, but there is no requirement that we make any cash distributions.

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

The following table presents phantom units activity for the years ended December 31, 2016 and 2015:

2016
Phantom Units	Units	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the period	392,420	$12.99
Service condition grants	362,743	5.33
Vested service condition	(96,513)	11.27
Forfeited service condition	(117,116)	10.81
Outstanding at the end of period	541,534	8.64

2015
Phantom Units	Units	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the period	—	$—
Service condition grants	497,479	12.84
Vested service condition	(8,250)	12.90
Forfeited service condition	(96,809)	12.26
Outstanding at the end of period	392,420	12.99

Total unit-based compensation expense related to our phantom units was $1,691,000 and $849,000 for the years ended December 31, 2016 and 2015, respectively, which was recorded in general and administrative expense in the consolidated statements of operations.

We expect to recognize $2.6 million of compensation expense related to non-vested phantom units over a weighted average period of 1.4 years. We have estimated a weighted average forfeiture rate of 32% in calculating the unit-based compensation expense.

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

Pursuant to certain employment agreements, as amended, between us and certain employees, we were obligated to grant restricted Class B common units to those employees upon their achievement of certain agreed-upon performance goals that were measured by different milestones. Different milestone achievements caused different amounts of restricted Class B common units to be awarded. The maximum amount of the restricted Class B common units that could have been issued pursuant to these employment agreements, as amended, was 100,000 units. Prior to year ended December 31, 2014, 75,000 restricted Class B common units were issued as a result of the employees’ achievement of certain milestones and the unit-based compensation expense related to these units have been fully recorded as general and administrative expenses in respective historical periods.  With respect to the remaining 25,000 restricted Class B common units to be issued, we estimated the probable number of years for the performance goals to be achieved and have recognized the related unit-based compensation expense over the estimated number of years.  During the second quarter of 2015, each employee terminated their employment with us prior to one employee achieving their performance goal related to the remaining 25,000 restricted Class B common units.  As a result, we reversed previously recognized unit-based compensation expense of $297,000 in the year ended December 31, 2015.

Fair value of the restricted class B common units equaled the fair value of our common unit at the respective grant dates. We estimate the fair value of our common unit by dividing the estimated total equity value by the number of outstanding units. Estimated total equity value was determined using the income approach of discounting the estimated future cash flow to its present value.

Immediately prior to the IPO, each of our Class B common unit was split into approximately 0.89 common unit, then approximately 80.3% of the common unit was converted into subordinated unit and the remaining 19.7% was converted into common unit.

During the years ended December 31, 2016, 2015 and 2014, unit-based compensation expense of $333,000, $460,000 and $1,789,000, respectively, was recorded in general and administrative expense in the consolidated statements of operations related to these restricted units.

The following table presents restricted (non-vested) common, subordinated and class B common units during the years ended December 31, 2016, 2015 and 2014:

2016
	Common Units		Subordinated Units
Restricted (Non‑Vested) Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the period	6,424	$25.91	26,216	$25.91
Vested - service condition	(2,920)	29.46	(11,916)	29.46
Outstanding at the end of period	3,504	22.95	14,300	22.95

2015
	Common Units		Subordinated Units
Restricted (Non‑Vested) Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the period	31,012	$24.36	126,553	$24.36
Vested - service condition	(10,512)	25.37	(42,898)	25.37
Forfeited - service condition	(14,076)	22.89	(57,439)	22.89
Outstanding at the end of period	6,424	25.91	26,216	25.91

2014
	Class B Common Units		Common Units		Subordinated Units
Restricted (Non‑Vested) Units	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Outstanding at the beginning of the period	177,867	$25.58	—	$—	—	$—
Granted - service condition	90,000	19.64	—	—	—	—
Vested - service condition	(63,698)	24.21	—	—	—	—
Forfeited - service condition	(6,667)	34.91	—	—	—	—
Conversion upon IPO	(197,502)	23.00	34,603	25.84	141,211	25.84
Vested - service condition	—	—	(876)	36.75	(3,576)	36.75
Forfeited - service condition	—	—	(2,715)	39.22	(11,082)	39.22
Outstanding at the end of period	—	—	31,012	24.36	126,553	24.36

We make distributions to non-vested restricted units on a 1:1 ratio with the per unit distributions paid to common units. Upon the vesting of the restricted units, we intend to settle these obligations with common units. Accordingly, we expect to recognize an aggregate of $228,000 of compensation expense related to non-vested restricted units over a weighted average period of 1.03 years.

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

Liabilities are recorded when environmental assessments and/or clean- ups are probable, and the costs can be reasonably estimated. As of December 31, 2016 and 2015, we had no significant environmental matters.

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

Asset retirement obligations (ARO).  We have contractual obligations to perform dismantlement and removal activities in the event that some assets, such as storage tanks, are abandoned. These obligations include varying levels of activity including completely removing the assets and returning the land to its original state. We have determined that the settlement dates related to the retirement obligations are indeterminate. The assets with indeterminate settlement dates have either been in existence for many years or are relatively new assets and with regular maintenance will continue to be in service for many years to come. In addition, it is not possible to predict when demand for the service will cease, and we do not believe that such demand will cease for the foreseeable future. Accordingly, the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, we cannot reasonably estimate the fair value of the associated ARO’s and therefore, no ARO liability is recorded as of December 31, 2016 and 2015. Additionally, many of these assets could be re-deployed for a similar use. We will continue to monitor these assets and if sufficient information becomes available for us to reasonably determine the settlement dates, an ARO will be recorded for these assets in the relevant periods.

Operating Leases.  We lease various buildings, land, storage facilities, transportation vehicles and office equipment under operating leases. Certain of the leases contain renewal and purchase options. Our aggregate rental expense for such leases was $6,070,785, $5,741,000 and $4,806,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, we assumed a land lease in the acquisition of Parnon Storage, LLC on August 3, 2012. Equal payments of $10,000 are due each month over the remaining 41 year lease period with no implied interest rate noted in the lease agreement.

Minimum future payments under non-cancelable operating leases as of December 31, 2016 and thereafter are as follows (in thousands):

2017	$4,670
2018	3,850
2019	2,471
2020	772
2021	328
Thereafter	4,556
$16,647

16. Reportable Segments

Our operations are located in the United States and are organized into three reportable segments: crude oil pipelines and storage; refined products terminals and storage; and NGL distribution and sales.

Crude oil pipelines and storage.  The crude oil pipelines and storage segment consists of a crude oil pipeline operation and a crude oil storage facility. The crude oil pipeline operates in the Permian Basin and consists of approximately 161 miles of high-pressure steel pipeline with throughput capacity of approximately 130,000 barrels per day and a related system of truck terminals, LACT bay facilities, crude oil receipt points and crude oil storage facilities with an aggregate of 140,000 barrels of storage capacity.  We also operate a crude oil storage facility that has an aggregate storage capacity of approximately 3,000,000 barrels in Cushing, Oklahoma.

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

Refined products terminals and storage.  The refined products terminals and storage segment has aggregate storage capacity of 1.3 million barrels from two refined products terminals located in North Little Rock, Arkansas and Caddo Mills, Texas. The North Little Rock terminal has storage capacity of 550,000 barrels from 11 tanks and has eight loading lanes with automated truck loading equipment. The Caddo Mills terminal consists of 10 storage tanks with an aggregate capacity of approximately 770,000 barrels and has five loading lanes with automated truck loading equipment.  In the second quarter of 2016, we completed the connection of the North Little Rock terminal to Magellan’s Little Rock

Pipeline. Following the connection, the North Little Rock terminal allows delivery from Enterprise TE Products Pipeline Company LLC and Magellan’s Little Rock Pipeline. The Caddo Mills terminal is primarily served by the Explorer Pipeline.  In the fourth quarter of 2016, we also completed our ethanol unit train expansion project at our North Little Rock terminal which significantly improved the terminal’s ethanol offloading efficiency and capacity, allowing for offloading of up to 108 car unit trains.

NGL distribution and sales.  The NGL distribution and sales segment consists of three businesses: (i) portable cylinder tank exchange (ii) NGL sales through our retail, commercial and wholesale distribution business and (iii) NGL gathering and transportation business. Currently, the cylinder exchange network covers 46 states through a network of approximately 20,000 locations, which includes grocery chains, pharmacies, convenience stores and hardware stores. Additionally, in seven states in the southwest region of the U.S., we sell NGLs to retailers, wholesalers, industrial end-users and commercial and residential customers. We also own a fleet of NGL gathering and transportation operations trucks operating in the Eagle Ford shale and the Permian Basin.

Corporate and other.  Corporate and other includes general partnership expenses associated with managing all of our reportable segments.

Our chief operating decision maker (“CODM”) evaluates the segments’ operating performance based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) plus (minus) interest expense (income), income tax expense (benefit), depreciation and amortization expense, asset impairments, (gains) losses on asset sales, certain non-cash charges such as non-cash equity compensation, non-cash vacation expense, non-cash (gains) losses on commodity derivative contracts (total (gain) loss on commodity derivatives less net cash flow associated with commodity derivatives settled during the period), corporate overhead support from our general partner (expenses incurred by us but absorbed by our general partner and not passed through to us) and selected (gains) charges and transaction costs that are unusual or non-recurring.

The following tables reflect certain financial data for each reportable segment for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
	2016	2015	2014
	(in thousands)
External Revenues:
Crude oil pipelines and storage	$322,140	$480,527	$495,971
Refined products terminals and storage	28,168	23,227	23,287
NGL distribution and sales	143,652	176,831	206,896
Total revenues	$493,960	$680,585	$726,154

Cost of Sales, excluding depreciation and amortization:
Crude oil pipelines and storage	$284,747	$445,027	$459,183
Refined products terminals and storage	11,760	8,649	6,453
NGL distribution and sales	54,704	76,618	126,686
Amounts not included in segment Adjusted EBITDA	(1,024)	(2,818)	13,360
Total cost of sales, excluding depreciation and amortization	$350,187	$527,476	$605,682

Operating Expenses:
Crude oil pipelines and storage	$8,195	$9,238	$7,928
Refined products terminals and storage	2,428	2,980	4,602
NGL distribution and sales	53,278	57,200	52,109
Amounts not included in segment Adjusted EBITDA	236	(41)	945
Total operating expenses	$64,137	$69,377	$65,584

Depreciation and Amortization:
Crude oil pipelines and storage	$20,799	$20,356	$17,240
Refined products terminals and storage	6,664	6,830	5,911
NGLs distribution and sales	17,986	18,628	16,163
Corporate and other	1,702	1,038	916
Total depreciation and amortization	$47,151	$46,852	$40,230

Adjusted EBITDA:
Crude oil pipelines and storage	$26,405	$23,119	$25,339
Refined products terminals and storage	13,317	10,867	10,723
NGL distribution and sales	25,736	30,896	15,511
Total Adjusted EBITDA from reportable segments	$65,458	$64,882	$51,573

Capital Expenditures:
Crude oil pipelines and storage	$8,192	$42,919	$36,691
Refined products terminals and storage	6,028	8,002	2,489
NGLs distribution and sales	6,553	18,587	16,557
Corporate and other	3,945	1,503	1,141
Total capital expenditures	$24,718	$71,011	$56,878

A reconciliation of Adjusted EBITDA to net loss from continuing operations is included in the table below.

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Total Adjusted EBITDA from reportable segments	$65,458	$64,882	$51,573
Other expenses not allocated to reportable segments	(12,762)	(19,226)	(24,924)
Depreciation and amortization	(47,151)	(46,852)	(40,230)
Goodwill impairment	(15,456)	(29,896)	—
Interest expense	(5,970)	(5,375)	(8,981)
Loss on extinguishment of debt	—	—	(1,634)
Loss on disposal of assets, net	(2,569)	(909)	(1,137)
Unit-based compensation	(2,024)	(1,217)	(1,658)
Total gain (loss) on commodity derivatives	385	(3,057)	(13,762)
Net cash payments for commodity derivatives settled during the period	639	14,821	1,071
Early settlement of commodity derivatives (1)	—	(8,745)	—
Corporate overhead support from general partner (2)	(9,000)	(5,500)	—
Transaction costs and other	(5,013)	(1,877)	(3,766)
Loss from continuing operations before income taxes	$(33,463)	$(42,951)	$(43,448)

(1)	Due to its non-recurring nature, we excluded this transaction in calculating Adjusted EBITDA.
(2)	Represents expenses incurred by us that were absorbed by our general partner and not passed through to us.

Total assets from our reportable segments as of December 31 were as follows:

	December 31,	December 31,
	2016	2015
	(in thousands)
Crude oil pipelines and storage	$383,056	$408,304
Refined products terminals and storage	131,644	131,931
NGL distribution and sales	140,864	173,558
Corporate and other	18,866	12,092
Discontinued operations held for sale	—	9,374
Total assets	$674,430	$735,259

17. Related Parties

We performed certain management services for JP Development. We received a monthly fee of $50,000 for these services through January 2016. The monthly fee reduced general and administrative expenses in the consolidated statements of operations by $50,000, $600,000 and $600,000 for the years ended December 31, 2016, 2015 and 2014, respectively. In the year ended December 31, 2015, we also performed certain additional services for which we received $228,000.

JP Development had a pipeline transportation business that provided crude oil pipeline transportation services to our discontinued Mid-Continent Business. As a result of utilizing JP Development’s pipeline transportation services during the years ended December 31, 2016, 2015 and 2014, we incurred pipeline tariff fees of $372,000, $6,023,000 and $8,875,000, respectively, which have been included in net loss from discontinued operations in the consolidated statements of operations. As of December 31, 2015, we had a net receivable from JP Development of $7,933,000, primarily as the result of the prepayments made in 2014 for the crude oil pipeline transportation services to be provided by JP Development. We recovered these amounts in full in the first quarter of 2016.

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

As a result of the acquisition of our North Little Rock, Arkansas refined product terminal in November 2012, Truman Arnold Companies (‘TAC”) owns common and subordinated units in us. In addition, Mr. Greg Arnold, President and CEO of TAC, was also one of our directors and owned a 5% equity interest in our general partner through October 2016. Our refined products terminals and storage segment sold refined products to TAC during 2016 and 2014. For the years ended December 31, 2016 and 2014, our revenue from TAC was $244,000 and $8,952,000, which is included in NGL and refined product sales - related parties in the consolidated statements of operations.

Our NGL distribution and sales segment also purchases refined products from TAC. For the years ended December 31, 2016, 2015 and 2014, we paid $986,000, $1,124,000 and $1,964,000, respectively, for refined product purchases from TAC, which is included in cost of sales in the consolidated statements of operations.

Through April of 2015 and during all of 2014, we entered into transactions with CAMS Bluewire, an entity in which Arclight holds a non-controlling interest. CAMS Bluewire provides IT support for us. For the years ended December 31, 2015 and 2014, we paid $132,000 and $422,000, respectively, for IT support and consulting services, and for purchases of IT equipment, which are included in operating expenses, general and administrative expenses and property plant and equipment in the consolidated statements of operations and the consolidated balance sheets.

During the third quarter of 2014, we began performing certain management services for Republic Midstream, LLC (“Republic”), an entity owned by ArcLight. We charged a monthly fee of approximately $75,000 for these services. In September 2016, this monthly fee decreased to approximately $40,000 before ceasing in November 2016. The monthly fee reduced general and administrative expenses in the consolidated statements of operations by $665,000, $712,000 and $297,000 for the years ended December 31, 2016, 2015 and 2014, respectively. During the second quarter of 2015, we began performing crude transportation and marketing services for Republic. We charged $3,214,000 and $3,049,000 for the years ended December 31, 2016 and 2015, respectively, for these services which is included in gathering, transportation and storage fees – related parties and crude oil sales – related parties on the consolidated statements of operations. As of December 31, 2016 and 2015, we had a receivable balance due from Republic of $436,000 and $646,000, respectively, which is included in receivables from related parties in the consolidated balance sheets.

During the years ended December 31, 2016 and 2015, our general partner agreed to absorb $9,000,000 and $5,500,000 of corporate overhead expenses incurred by us and not pass such expense through to us. We receive reimbursements for these expenses from our general partner in the quarters subsequent to when they were incurred, which was $7,500,000 and $3,000,000 for the years ended December 31, 2016 and 2015, respectively. In the first quarter of 2015, certain executive bonuses related to the year ended December 31, 2014 were paid on our behalf by ArcLight. In addition, ArcLight reimbursed us for expenses we incurred for the years ended December 31, 2016 and 2015. The total amounts paid on our behalf or reimbursed to us were $2,400,000 and $2,568,000 for the years ended December 31, 2016 and 2015, respectively, and were treated as deemed contributions from ArcLight.

Beginning July 2013, we have no employees. The employees supporting our operations are employees of GP II, and as such, we fund GP II for payroll and other payroll-related expenses we incur. As of December 31, 2016, we had a payable balance due to GP II $134,000, which is included in payables to related parties in the consolidated balance sheets.

As discussed in Note 1, on March 8, 2017, in connection with the closing of the AMID Merger, we were merged with and into Merger Sub, a wholly owned subsidiary of AMID, with us surviving the merger as a wholly owned subsidiary of AMID.

18.  Selected Quarterly Financial Data (unaudited)

Selected financial data by quarter is set forth in the table below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per unit data)
2016
Total revenue	$97,491	$130,769	$122,805	$142,895
Operating income (loss)	126	(598)	(6,348)	(21,301)
Income (loss) from continuing operations	(2,689)	(2,365)	(6,891)	(22,039)
Income (loss) from discontinued operations	(539)	—	—	—
Net income (loss)	(3,228)	(2,365)	(6,891)	(22,039)
Basic and diluted income (loss) from continuing operations per common unit	(0.07)	(0.06)	(0.18)	(0.60)
Basic and diluted income (loss) from continuing operations per subordinated unit	(0.08)	(0.07)	(0.19)	(0.60)
Basic and diluted income (loss) per common unit	(0.09)	(0.06)	(0.18)	(0.60)
Basic and diluted income (loss) per subordinated unit	(0.09)	(0.07)	(0.19)	(0.60)

2015
Total revenue	$173,291	$199,448	$154,641	$153,205
Operating income (loss)	2,185	(4,204)	(5,877)	(31,412)
Income (loss) from continuing operations	1,072	(5,479)	(7,201)	(32,097)
Income (loss) from discontinued operations	(407)	542	(1,247)	(13,839)
Net income (loss)	665	(4,937)	(8,448)	(45,936)
Basic and diluted income (loss) from continuing operations per common unit	0.03	(0.15)	(0.19)	(0.88)
Basic and diluted income (loss) from continuing operations per subordinated unit	0.03	(0.15)	(0.20)	(0.88)
Basic and diluted income (loss) per common unit	0.02	(0.13)	(0.23)	(1.26)
Basic and diluted income (loss) per subordinated unit	0.02	(0.14)	(0.23)	(1.26)

Index to Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of October 23, 2016, among American Midstream Partners, LP, American Midstream GP, LLC, JP Energy Partners LP, JP Energy GP II LLC, Argo Merger Sub, LLC and Argo Merger GP Sub, LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on October 24, 2016)

3.1

Certificate of Limited Partnership of JP Energy Partners LP (incorporated by reference to Exhibit 3.1 of the Partnership’s Registration Statement on Form S-1 (File No. 333-195787) filed with the SEC on May 8, 2014).

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

10.5	Amendment No. 4 to Credit Agreement dated as of November 6, 2015 (incorporated by reference to Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015).

10.6	Amendment No. 5 to Credit Agreement dated February 23, 2016 (incorporated by reference to Exhibit 10.1 to the Partnership’s Annual Report on Form 10-K filed with the SEC on February 29, 2016).

10.7	Amendment No. 6 to Credit Agreement dated as of November 18, 2016 (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on November 21, 2016)

10.8**	JP Energy Partners LP 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the SEC on October 7, 2014).

Exhibit Number	Description
10.9

Right of First Offer Agreement dated as of October 7, 2014, by and among JP Energy Partners LP, JP Energy GP II LLC, JP Energy Development LP and Republic Midstream, Holdings LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on October 7, 2014).

10.10**	Employment Agreement of Patrick J. Welch (incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed with the SEC on October 7, 2014).

10.11**	Employment Agreement of Simon Chen dated as of October 21, 2015 (incorporated by reference to Exhibit 10.11 to the Partnership’s Annual Report on Form 10-K filed with the SEC on February 29, 2016.)
10.12

Expense Reimbursement Agreement dated as of October 23, 2016 by and among JP Energy Partners LP, JP Energy GP II LLC and Lonestar Midstream Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the SEC on October 24, 2016)

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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JP Energy Partners LP

	By:	Argo Merger GP Sub, LLC, its general partner

Date: March 13, 2017	By:	/s/ J. Patrick Barley
J. Patrick Barley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Patrick Barley	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
J. Patrick Barley		March 13, 2017

/s/ Patrick J. Welch	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
Patrick J. Welch		March 13, 2017

/s/ Shiming Chen	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 13, 2017
Shiming Chen